Form 10QSB
period 1997-09-30
JANUS INDUSTRIES INC
filed 1997-11-14
CIK 1020359

Commission File Number 0-22745

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                           JANUS AMERICAN GROUP, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                DELAWARE                                        13-2572712
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

       2300 Corporate Blvd., N.W.
               Suite 232
          Boca Raton, Florida                                   33431-8596
(Address of principal executive office)                         (Zip Code)

       Registrant's telephone number, including area code: (561) 994-4800

                             Janus Industries, Inc.
                                  (Former name)

     Check whether issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

     Number of shares of Common Stock outstanding as of November 13, 1997:
8,691,735.181

Transitional Small Business Disclosure Format (Check One):  Yes |_|  No |X|

                           JANUS AMERICAN GROUP, INC.

                                   FORM 10-QSB

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

Part I.   Financial Information                                         Page No.

          Item 1.  Financial Statements                                     3

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           18

Part II.  Other Information                                                23

          Item 4.  Submission of Matters to a Vote of Security Holders     23

          Item 6.  Exhibits and Reports on Form 8-K                        24

Signature Page                                                             25

Index to Exhibits                                                          26

                         PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                          INDEX TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                          PAGE
                                                                          ----
HISTORICAL FINANCIAL STATEMENTS:
  CONDENSED CONSOLIDATED BALANCE SHEETS
    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996                                4

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                           5

  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
    THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                          6

  CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    NINE MONTHS ENDED SEPTEMBER 30, 1997                                    7

  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996                           8

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                     9-12

PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS:
  INTRODUCTION TO THE UNAUDITED PRO FORMA CONDENSED COMBINED
  FINANCIAL STATEMENTS                                                      13

  PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
    NINE MONTHS ENDED SEPTEMBER 30, 1997                                    14

  PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
    NINE MONTHS ENDED SEPTEMBER 30, 1996                                    15

  NOTES TO PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS              16-17

                                      * * *

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996

                                                      September     December
                        ASSETS                        30, 1997      31, 1996
                                                     -----------    ---------
                                                     (Unaudited)
Current assets:
    Cash and cash equivalents                        $12,788,468    $ 6,580,836
    Cash restricted for payments to redeem pre-
        ferred stock of subsidiary                                      673,200
    Accounts receivable                                  460,226         83,100
    Current portion of mortgage notes receivable         120,488
    Other current assets                                 913,610        184,734
                                                     -----------    -----------
          Total current assets                        14,282,792      7,521,870
Property and equipment, net of accumulated de-
    preciation and amortization                       34,799,804        582,693
Mortgage notes receivable, net of current
  portion                                              5,590,477
Goodwill, net of accumulated amortization              6,474,049        860,966
Deferred costs of proposed acquisition                                   74,692
Other assets                                           1,790,230          7,096
                                                     -----------    -----------
          Totals                                     $62,937,352    $ 9,047,317
                                                     ===========    ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Payable for redemption of preferred stock
        of subsidiary                                               $   673,200
    Current portion of long-term debt                $   574,953
    Accounts payable                                     911,840        149,020
    Accrued expenses                                     851,409        159,655
    Dividends payable                                    341,476
                                                     -----------    -----------
          Total current liabilities                    2,679,678        981,875
Long-term debt, net of current portion                19,535,475
Deferred tax liabilities                                 382,000
                                                     -----------    -----------
           Total liabilities                          22,597,153        981,875
                                                     -----------    -----------
Minority interest                                      1,798,732         43,837
                                                     -----------    -----------
Commitments and contingencies
Stockholders' equity:
    Preferred stock:
        Series A; par value $.01 per share;
           5,000,000 shares authorized; none issued
        Series B; par value $.01 per share;
           12,000,000 shares authorized; 10,451.88
           shares issued and outstanding                     105
    Common stock, par value $.01 per share;
        15,000,000 shares authorized; 11,880,867
        and 8,080,868 shares issued                      118,809         80,809
    Additional paid-in capital                        43,134,932     13,061,256
    Accumulated deficit                               (3,396,080)    (4,245,730)
    Treasury stock - 3,189,132 and 2,849,850
        shares, at cost                               (1,316,299)      (874,730)
                                                     -----------    -----------
           Total stockholders' equity                 38,541,467      8,021,605
                                                     -----------    -----------
           Totals                                    $62,937,352    $ 9,047,317
                                                     ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                         1997          1996
                                                      ----------     ----------
Revenues:
    Hotel revenues:
        Room and related services                     $6,089,861
        Food and beverage                                913,181
        Management fees                                  447,369
        Other                                            223,203
                                                      ----------
           Total hotel revenues                        7,673,614
    Sales                                              1,050,081    $   175,021
                                                      ----------    -----------
           Total revenues                              8,723,695        175,021
                                                      ----------    -----------
Costs and expenses:
    Direct hotel operating expenses:
        Room and related services                      1,280,648
        Food and beverage                                787,866
        Selling and general expenses                     222,154
                                                      ----------
           Total direct hotel operating expenses       2,290,668
    Occupancy and other operating expenses             1,608,370        169,373
    Selling, general and administrative expenses       2,460,089        985,600
    Depreciation of property and equipment               587,863         36,991
    Amortization of intangible assets                    109,207         24,054
                                                      ----------    -----------
           Total costs and expenses                    7,056,197      1,216,018
                                                      ----------    -----------
Operating income (loss)                                1,667,498     (1,040,997)

Other income (expense):
    Interest income                                      430,929        125,334
    Other income                                          25,317          3,544
    Interest expense                                    (801,728)          (873)
                                                      ----------    -----------
Income (loss) before state income taxes and
    minority interest                                  1,322,016       (912,992)

Provision for state income taxes                           3,473
                                                      ----------    -----------
Income (loss) before minority interest                 1,318,543       (912,992)

Minority interest                                        127,417         37,868
                                                      ----------    -----------
Net income (loss)                                      1,191,126       (950,860)

Less preferred dividend requirements                     341,476         19,800
                                                      ----------    -----------
Net income (loss) applicable to common stock          $  849,650    $  (970,660)
                                                      ==========    ===========
Net income (loss) per common share                          $.12          $(.19)
                                                            ====          =====

Weighted average common shares outstanding             7,144,180      5,075,418
                                                       =========      =========

See Notes to Condensed Consolidated Financial Statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                        1997            1996
                                                     ----------      -----------

Revenues:
    Hotel revenues:
        Room and related services                    $3,892,101
        Food and beverage                               590,219
        Management fees                                 245,322
        Other                                           165,940
                                                     ----------
           Total hotel revenues                       4,893,582
    Sales                                               318,852      $  175,021
                                                     ----------      ----------
           Total revenues                             5,212,434         175,021
                                                     ----------      ----------
Costs and expenses:
    Direct hotel operating expenses:
        Room and related services                       829,100
        Food and beverage                               529,531
        Selling and general expenses                    142,176
                                                     ----------
           Total direct hotel operating expenses      1,500,807
    Occupancy and other operating expenses              765,114         169,373
    Selling, general and administrative expenses      1,440,124         432,372
    Depreciation of property and equipment              313,854          28,452
    Amortization of intangible assets                    55,633          24,054
                                                     ----------      ----------
           Total costs and expenses                   4,075,532         654,251
                                                     ----------      ----------

Operating income (loss)                               1,136,902        (479,230)

Other income (expense):
    Interest income                                     256,314          49,378
    Other income                                          5,677           3,544
    Interest expense                                   (479,058)           (873)
                                                     ----------      ----------

Income (loss) before state income taxes and
    minority interest                                   919,835        (427,181)

Provision for state income taxes                         79,730
                                                     ----------      ----------
Income (loss) before minority interest                  840,105        (427,181)

Minority interest                                        95,570          12,623
                                                     ----------      ----------

Net income (loss)                                       744,535        (439,804)

Less preferred dividend requirements                    210,827           6,600
                                                     ----------      ----------

Net income (loss) applicable to common stock         $  533,708      $ (446,404)
                                                     ==========      ==========

Net income (loss) per common share                         $.06           $(.09)
                                                           ====           =====

Weighted average common shares outstanding            8,691,735       5,224,612
                                                      =========       =========

See Notes to Condensed Consolidated Financial Statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                      NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)

                     Preferred Stock    Common Stock                                 Treasury Stock
                     ---------------    ----------------                            -----------------
                          Number              Number               Additional                  Number
                            of                 of                   Paid-in     Accumulated      of
                          Shares    Amount    Shares     Amount     Capital       Deficit      Shares      Amount         Total
                          ------    ------    ------     ------     -------       -------      ------      ------         -----

Balance, January
    1, 1997                                 8,080,868   $ 80,809  $13,061,256  $(4,245,730)  2,849,850   $ (874,730)   $ 8,021,605

Net income                                                                       1,191,126                               1,191,126

Contributions to
    capital from
    United States
    Lines, Inc. and
    United States
    Lines (S.A.),
    Inc. Reorganiza-
    tion Trust                                                      7,412,542                                            7,412,542

Shares issued to
    acquire hospi-
    tality business      10,451.88   $105   3,799,999     38,000   22,763,772                                           22,801,877

Repurchase of com-
    mon stock                                                                                  339,282     (441,569)      (441,569)

Repurchase of
    276,400 warrants                                                 (102,638)                                            (102,638)

Preferred stock
    dividends                                                                     (341,476)                               (341,476)
                         ---------   ----  ----------   --------  -----------  -----------   ---------  -----------    -----------
Balance, September
    30, 1997             10,451.88   $105  11,880,867   $118,809  $43,134,932  $(3,396,080)  3,189,132  $(1,316,299)   $38,541,467
                         =========   ====  ==========   ========  ===========  ===========   =========  ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)
                                                         1997            1996
                                                      -----------    -----------

Operating activities:
    Net income (loss)                                 $ 1,191,126    $ (950,860)
    Adjustments to reconcile net income (loss) to
        net    cash provided by (used in) operating
        activities:
        Depreciation and amortization                     587,863        36,991
        Amortization of intangible assets                 109,207        24,054
        Minority interest                                 127,417        37,868
        Deferred income taxes                             (30,000)
        Other                                                 489
        Changes in operating assets and liabilities:
           Accounts receivable                           (147,115)       (5,969)
           Other current assets                          (477,734)       (3,350)
           Other assets                                  (456,430)        1,250
           Accounts payable and accrued expenses          246,238      (125,290)
                                                      -----------   -----------
               Net cash provided by (used in)
                  operating activities                  1,151,061      (985,306)
                                                      -----------   -----------
Investing activities:
    Acquisitions of businesses, net of noncash
        consideration and cash acquired                (1,325,129)     (701,631)
    Purchases of property and equipment                  (409,494)      (59,465)
    Proceeds from sale of property and equipment           13,000
    Collections of notes receivable                        47,317
                                                      -----------   -----------
               Net cash used in investing activities   (1,674,306)     (761,096)
                                                      -----------   -----------
Financing activities:
    Decrease in restricted cash                           631,830
    Repurchase of common stock                           (441,569)
    Repurchase of warrants                               (102,638)
    Reduction of payable for redemption of pre-
        ferred stock of subsidiary                       (631,830)
    Contributions to capital from United States
        Lines, Inc. and United States Lines (S.A.),
        Inc. Reorganization Trust, including
        $78,478 and $6,427 attributable to minority
        interest                                        7,491,020     6,321,962
    Proceeds from long-term borrowings                     26,136
    Repayments of long-term borrowings                   (242,072)
                                                      -----------   -----------
               Net cash provided by financing
                  activities                            6,730,877     6,321,962
                                                      -----------   -----------
Increase in cash and cash equivalents                   6,207,632     4,575,560
Cash and cash equivalents, beginning of period          6,580,836     2,053,437
                                                      -----------   -----------
Cash and cash equivalents, end of period              $12,788,468   $ 6,628,997
                                                      ===========   ===========
Supplemental disclosure of cash flow data:
    Interest paid                                     $   790,979   $       873
                                                      ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:

           In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Janus American Group, Inc. (formerly Janus Industries, Inc.) and Subsidiaries (the "Company") as of September 30, 1997, its results of operations and cash flows for the nine and three months ended September 30, 1997 and 1996 and its changes in stockholders' equity for the nine months ended September 30, 1997. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of December 31, 1996 and 1995 and for the years then ended (the "Audited Janus Financial Statements") included in the Company's Form 10-SB previously filed with the Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Janus Financial Statements and the other financial statements included in the Form 10-SB.

           The results of operations for the nine and three months ended September 30, 1997 are not necessarily indicative of the results of operations for the full year ending December 31, 1997.

Note 2 - Acquisitions:

           On April 24, 1997, the Company entered the hospitality business by acquiring the following from affiliates of Louis S. Beck and Harry Yeaggy (the "Sellers"): (i) seven hotels (of which six are wholly-owned and one is 85%-owned), (ii) a hotel management company and substantially all of the assets thereof other than seven management contracts and (iii) financial participations in the form of mortgages on one additional hotel and a campground. The hotels, the management company and the mortgages are referred to herein as the "Beck-Yeaggy Group."

           The consideration exchanged by the Company (which is further described in Note 9 of the notes to the Audited Janus Financial Statements in the Form 10-SB) for the assets and liabilities of the Beck-Yeaggy Group and the other direct acquisition costs were comprised as follows:

           Issuance of:
              10,451.88 shares of Series B preferred stock
                  with a liquidating and estimated fair value
                  of $1,000 per share                             $10,451,880
              3,799,999 shares of common stock with an
                  estimated fair value of $3.25 per share          12,349,997
                                                                  -----------
                  Total value of shares issued                     22,801,877
           Cash paid to the Sellers to repay short-term
              loans                                                   793,803
           Legal, accounting and other costs related to
              the purchase                                            637,170
                                                                  -----------
                   Total purchase price to be allocated           $24,232,850
                                                                  ===========

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Acquisitions (continued):

           The acquisition was accounted for as a purchase and, accordingly, the results of operations of the Beck-Yeaggy Group have been included in the accompanying consolidated statements of operations subsequent to April 30, 1997 (the effective date of the acquisition for accounting purposes). In addition, total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with the excess of cost over such fair values allocated to goodwill, as shown below:

           Cash                                                     $    31,152
           Accounts receivable                                          230,011
           Other current assets                                         209,772
           Property and equipment                                    34,400,000
           Mortgage notes receivable                                  5,758,282
           Goodwill                                                   5,726,959
           Other assets                                               1,331,004
           Accounts payable                                            (561,530)
           Other current liabilities                                   (605,436)
           Long-term debt                                           (20,326,364)
           Deferred tax liabilities                                    (412,000)
           Minority interest in the 85%-owned hotel                  (1,549,000)
                                                                    -----------
                Total purchase price allocated                      $24,232,850
                                                                    ===========

           On July 15, 1996, the Company acquired the oil and gas services business and certain assets of Pre-Tek Wireline Service Company, Inc. ("Pre-Tek") and assumed certain of its liabilities. The acquisition was accounted for as a purchase and, accordingly, the results of Pre-Tek's operations have been included in the accompanying consolidated statements of operations subsequent to July 15, 1996, the effective date of the acquisition. Information as to the consideration exchanged by the Company and the allocation of total acquisition costs to the assets acquired and liabilities assumed is set forth in Note 3 of the notes to the Audited Janus Financial Statements in the Form 10-SB.

           The following unaudited pro forma information shows the results of operations for the nine months ended September 30, 1997 and 1996 as though the Beck-Yeaggy Group and Pre-Tek had been acquired as of January 1, 1996:

                                                        1997            1996
                                                    -----------     -----------
             Total revenues                         $12,310,000     $11,661,000
             Net income (loss)                          881,000        (202,000)
             Net income (loss) applicable
                 to common stock                        295,000        (808,000)
             Net income (loss) per common
              share                                         .03            (.09)
             Weighted average number of
                common shares outstanding             8,814,509       9,031,017

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Acquisitions (concluded):

           In addition to combining the historical results of operations of the Company and the historical pre-acquisition results of operations of the Beck-Yeaggy Group and Pre-Tek, the pro forma results of operations include adjustments that, among other things, reflect: the elimination of the net revenues derived from management contracts of the Beck-Yeaggy Group that were not acquired by the Company; depreciation and amortization of property and equipment based on the fair values of assets acquired; the amortization of goodwill; the net effects of changes to compensation and related expenses based on revised employment and lease agreements; and the issuance of shares of preferred and common stock (net of shares returned) as part of the consideration for the acquisitions.

           The Company recognizes revenues from room and related services, management fees and engineering and wireline logging services on an accrual basis as earned. Food and beverage revenues are recognized when goods are sold.

Note 3 - Long-term debt:

           Long-term debt at September 30, 1997 consisted of the following:

              Fixed rate mortgage notes payable in monthly
                  installments, including interest at rates
                  ranging from 8.875% to 10%;  the mortgage
                  notes mature from August 2000 through
                  January 2016                                       $10,738,995

              Variable rate mortgage notes payable
                  in monthly installments, including interest
                  at rates  varying with the prime commercial lending
                  rate, rates on U.S. Treasury  securities and other
                  defined  indexes (the effective rates at June 30,
                  1997 ranged from 8.73% to 9.5%); the mortgage notes
                  mature from March 1998 through April 2006            9,195,376

              Equipment notes with various maturities
                  through June 2001 and interest at rates
                  ranging from 7% to 15%                                 176,057
                                                                     -----------
              Total long-term debt                                    20,110,428
              Less current portion                                       574,953
                                                                     -----------
              Long-term debt, net of current portion                 $19,535,475
                                                                     ===========

           Long-term debt is secured by the mortgage notes receivable held by the Company and substantially all of its property and equipment.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Capital contribution:

           During the nine months ended September 30, 1997, the Reorganization Trust transferred cash in excess of its projected liabilities and administrative requirements totaling $7,491,020 to the Company, of which $6,741,918 (90%) was deemed a capital contribution to Janus and $749,102 (10%) was deemed a capital contribution to JIS (including $78,478 attributable to the minority interest in the JIS common stock).

Note 5 - Income taxes:

           As further described in Note 5 of the notes to the Audited Janus Financial Statements in the Form 10-SB, management believes that as of December 31, 1996, Janus had estimated available adjusted net operating loss carryforwards for Federal income tax and alternative minimum tax purposes of at least $500,000,000, subject to review and possible adjustment by the Internal Revenue Service. These loss carryforwards, which expire primarily during 1999 through 2001, may be used to offset future taxable income, if any, of Janus as well as the Reorganization Trust, subject to certain limitations.

           All of the tax loss attributes referred to above have been fully reserved, for financial statement purposes, through a valuation allowance rather than reflected as deferred tax assets at September 30, 1997 and 1996 due to the lack of a sustained historical taxable income stream and the other uncertainties referred to above. Accordingly, no provision or credit for Federal income taxes was recorded in the nine and three month periods ended September 30, 1997 and 1996.

           The provision for state income taxes for the nine months ended September 30, 1997 was reduced by a credit for prior year income tax refunds of $76,257.

                                      * * *

                           JANUS AMERICAN GROUP, INC.

           UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

On April 24, 1997, Janus American Group, Inc. ("Janus") consummated the acquisition of a 100% equity interest in six hotels and an 85% equity interest in a seventh hotel (the "Hotels"), a 100% equity interest in a hotel management company (the "Management Company") and substantially all of the assets thereof other than seven management contracts and 100% interests in mortgages (the "Mortgages") on one additional hotel and a campground, all of which were owned by corporations and partnerships that were, effectively, wholly-owned or controlled by Louis S. Beck and Harry Yeaggy (the "Sellers") during the year ended December 31, 1996 and the period from January 1, 1997 through the date of acquisition. The Hotels, the Management Company and the Mortgages are referred to herein as the "Beck-Yeaggy Group." On July 15, 1996, the Company acquired the oil and gas industry services business of Pre-Tek Wireline Service Company, Inc. and its wholly-owned subsidiary ("Pre-Tek"). Janus has accounted for the acquisitions of the Beck-Yeaggy Group and Pre-Tek pursuant to the purchase method of accounting in its historical financial statements based on effective acquisition dates of April 30, 1997 and July 15, 1996, respectively.

The accompanying unaudited pro forma condensed statement of operations for the nine months ended September 30, 1997 combines the historical consolidated statement of operations of Janus and its subsidiaries for the nine months ended September 30, 1997 (including the Beck-Yeaggy Group for the period from May 1, 1997 to September 30, 1997 and Pre-Tek for the entire period) and the historical combined statement of operations of the Beck-Yeaggy Group for the period from January 1, 1997 to April 30, 1997 as if the acquisitions had been consummated as of January 1, 1996. The accompanying unaudited pro forma condensed statement of operations for the nine months ended September 30, 1996 combines the historical consolidated statement of operations of Janus and its subsidiaries for the nine months ended September 30, 1996 (including Pre-Tek for the period from July 16, 1996 to September 30, 1996), the historical consolidated statement of operations of Pre-Tek for the period from January 1, 1996 to July 15, 1996 and the historical combined statement of operations of the Beck-Yeaggy Group for the nine months ended September 30, 1996 as if the acquisitions of Pre-Tek and the Beck-Yeaggy Group had been consummated as of January 1, 1996.

The accompanying unaudited pro forma condensed combined financial statements are based on the assumptions and adjustments described in the accompanying notes which management believes are reasonable. The unaudited pro forma condensed combined financial statements do not purport to represent what the combined results of operations actually would have been if the acquisitions referred to above had occurred as of January 1, 1996 instead of the actual dates of consummation or what the financial position and results of operations would be for any future periods. The unaudited pro forma condensed combined financial statements and the accompanying notes should be read in conjunction with the audited and unaudited historical financial statements of Janus and its subsidiaries, the Beck-Yeaggy Group and Pre-Tek included elsewhere herein and in the Form 10-SB.

                           JANUS AMERICAN GROUP, INC.

         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                                     Historical
                                            -----------------------------
                                            Janus and            The
                                             Subsid-         Beck-Yeaggy
                                             iaries             Group
                                           (1/1/97 to        (1/1/97 to       Pro Forma         Pro Forma
                                            9/30/97)          4/30/97)       Adjustments         Combined
                                            --------          --------       -----------         --------
Revenues:
    Hotel revenues                          $7,003,042       $3,183,155                         $10,186,197
    Management fees                            447,369          497,153       $(142,760)(B)         801,762
    Other hotel related revenues               223,203           49,009                             272,212
    Sales                                    1,050,081                                            1,050,081
                                            ----------       ----------       ---------         -----------
           Total revenues                    8,723,695        3,729,317        (142,760)         12,310,252
                                            ----------       ----------       ---------         -----------

Costs and expenses:
    Direct hotel operating expenses          2,290,668        1,276,024          13,073 (C)       3,579,765
    Occupancy and other operating
        expenses                             1,608,370          551,474          23,217 (D)       2,183,061
    Selling, general and administrative
        expenses                             2,460,089        1,092,923          97,034 (D)       3,650,046
    Depreciation and amortization              587,863          286,436         107,786 (E)         982,085
    Amortization of intangible assets          109,207                           47,725 (F)         156,932
                                            ----------       ----------       ---------         -----------
           Total costs and expenses          7,056,197        3,206,857         288,835          10,551,889
                                            ----------       ----------       ---------         -----------

Operating income                             1,667,498          522,460        (431,595)          1,758,363
Other income (expense):
    Interest and other income                  456,246          149,640                             605,886
    Interest expense                          (801,728)        (612,750)                         (1,414,478)
                                            ----------       ----------       ---------         -----------

Income before income taxes and
     minority interest                       1,322,016           59,350        (431,595)            949,771
Provision (credit) for income taxes              3,473                          (21,000)(G)         (17,527)
                                            ----------       ----------       ---------         -----------

Income before minority interest              1,318,543           59,350        (410,595)            967,298
Minority interest                              127,417                          (40,994)(H)          86,423
                                            ----------       ----------       ---------         -----------

Net income                                   1,191,126           59,350        (369,601)            880,875
Less preferred dividend requirements           341,476                          244,832 (I)         586,308
                                            ----------       ----------       ---------         -----------

Net income applicable to common stock       $  849,650       $   59,350       $(614,433)        $   294,567
                                            ==========       ==========       =========         ===========

Net income per common share                       $.12                                                 $.03
                                                  ====                                                 ====

Weighted average number of shares
    outstanding                              7,144,180                                            8,814,509
                                             =========                                            =========

See Notes to Unaudited Pro Forma Condensed Combined Financial Statements.

                           JANUS AMERICAN GROUP, INC.
         UNAUDITED PRO FORMA CONDENSED COMBINED STATEMENT OF OPERATIONS
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                         Historical
                                ---------------------------
                                                   Pre-Tek
                                                    and                                     The Beck-
                                                 Subsidiary                       Janus       Yeaggy
                                 Janus and       (1/1/96 to     Pro Forma       Pro Forma     Group       Pro Forma       Pro Forma
                                Subsidiaries      7/15/96)      Adjustments      Combined    Historical   Adjustments     Combined
                                ------------      --------      -----------      --------    ----------   -----------     --------
Revenues:
    Hotel revenues                                                                          $10,037,524                 $10,037,524
    Management fees                                                                           1,234,083 $  (456,676)(B)     777,407
    Other hotel related
        revenues                                                                                124,587                     124,587
    Sales                        $   175,021      $ 546,741                   $   721,762                                   721,762
                                 -----------      ---------                   -----------   ----------- -----------     -----------
           Total revenues            175,021        546,741                       721,762    11,396,194    (456,676)     11,661,280
                                 -----------      ---------                   -----------   ----------- -----------     -----------
Costs and expenses:
    Direct hotel operating
        expenses                                                                              3,462,407      30,074 (C)   3,492,481
    Occupancy and other oper-
        ating expenses               169,373        349,759                       519,132     1,409,518     (41,475)(D)   1,887,175
    Selling, general and ad-
        ministrative expenses        985,600        410,725                     1,396,325     2,551,245     208,528 (D)   4,156,098
    Depreciation and amorti-
        zation                        36,991        151,952      $(88,211)(A)     100,732       655,353     231,647 (E)     987,732
    Amortization of intang-
        ible assets                   24,054         82,947       (52,571)(A)      54,430                   107,381 (F)     161,811
                                 -----------      ---------      --------     -----------   ----------- -----------     -----------
           Total costs and ex-
             penses                1,216,018        995,383      (140,782)      2,070,619     8,078,523     536,155      10,685,297
                                 -----------      ---------      --------     -----------   ----------- -----------     -----------

Operating income (loss)           (1,040,997)      (448,642)      140,782      (1,348,857)    3,317,671    (992,831)        975,983
Other income (expense):
    Interest and other income        128,878                                      128,878       364,462                     493,340
    Interest expense                    (873)       (85,411)                      (86,284)   (1,451,875)                 (1,538,159)
    Other expense                                   (38,086)                      (38,086)                                  (38,086)
                                 -----------      ---------      --------     -----------   ----------- -----------     -----------
Income (loss) before minor-
    ity interest                    (912,992)      (572,139)      140,782      (1,344,349)    2,230,258    (992,831)       (106,922)
Minority interest                     37,868                                       37,868                    56,968 (H)      94,836
                                 -----------      ---------      --------     -----------   ----------- -----------     -----------
Net income (loss)                   (950,860)      (572,139)      140,782      (1,382,217)    2,230,258  (1,049,799)       (201,758)
Less preferred dividend
    requirements                      19,800                                       19,800                   586,308 (I)     606,108
                                 -----------      ---------      --------     -----------   ----------- -----------     -----------
Net income (loss) applic-
    able to common stock         $  (970,660)     $(572,139)     $140,782     $(1,402,017)  $ 2,230,258 $(1,636,107)    $  (807,866)
                                 ===========      =========      ========     ===========   =========== ===========     ===========

Net loss per common share              $(.19)                                       $(.27)                                    $(.09)
                                       =====                                        =====                                     =====
Weighted average number
    of shares outstanding          5,075,418                                    5,231,018                                 9,031,017
                                   =========                                    =========                                 =========

See Notes to Unaudited Pro Forma Condensed Combined Financial Statements.

                           JANUS AMERICAN GROUP, INC.

      NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

Purchases of the Beck-Yeaggy Group and Pre-Tek:

Information with respect to the cost incurred by Janus to purchase the Beck-Yeaggy Group on April 30, 1997 (the effective date of the acquisition used for accounting purposes) and the allocation of such costs in accordance with the purchase method of accounting is set forth in Note 2 of the notes to the unaudited condensed consolidated financial statements of Janus included elsewhere herein.

Information with respect to the cost incurred by Janus to purchase Pre-Tek on July 15, 1996 and the allocation of such costs in accordance with the purchase method of accounting is set forth in Note 3 of the notes to the Audited Janus Financial Statements in the Form 10-SB.

Information with respect to pro forma adjustments for the effects of the assumed acquisitions of the Beck-Yeaggy Group and Pre-Tek as of January 1, 1996
(including the effects of certain agreements related to such acquisitions) on the results of operations of Janus and its subsidiaries for the nine months ended September 30, 1997 and 1996 is set forth below.

Pro Forma Adjustments to the Unaudited Condensed Combined Statements of Operations for the nine months ended September 30, 1997 and 1996:

     (A) To record the effects arising from the allocation of the purchase price for the acquisition of Pre-Tek on historical depreciation and amortization of property and equipment based on the fair values and estimated useful lives of the assets acquired and on historical amortization of goodwill based on an estimated benefit period for goodwill arising from the acquisition of Pre-Tek of 15 years.

     (B) To eliminate the net revenues derived from management contracts of the Beck-Yeaggy Group that were not acquired by Janus.

     (C) To record the additional cost to be incurred as a result of the revisions to the agreement with Hospitality Employee Leasing Program, Inc. that became effective upon the consummation of the acquisition of the Beck-Yeaggy Group.

     (D) To record the net effects of changes to compensation and related expenses based on revised employment and lease agreements that became effective upon the consummation of the acquisition of the Beck-Yeaggy Group and the elimination of the costs of consultants who will no longer be employed and certain other nonrecurring costs.

     (E) To record the effects arising from the allocation of the purchase price for the acquisition of the Beck-Yeaggy Group on historical depreciation and amortization of property and equipment based on the fair values and estimated useful lives of the assets required.

                           JANUS AMERICAN GROUP, INC.

      NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENTS

     (F) To record the effects arising from the allocation of the purchase price for the acquisition of the Beck-Yeaggy Group on historical amortization of goodwill based on a minimum estimated benefit period for goodwill arising from the acquisition of the Beck-Yeaggy Group of 40 years.

     (G) To adjust state income tax provisions and credits based on the pro forma income or loss before income taxes and related carryforwards applicable to each state. No provisions or credits for Federal income taxes have been recorded on the pro forma net income or loss before income taxes based on the availability of net operating loss carryforwards due to the uncertainties related to their future use (see Note 5 of the notes to the condensed consolidated financial statements herein).

     (H) To record the minority interest in the net income (loss) of the 85%-owned hotel.

     (I) To record the dividends attributable to the shares of Series B preferred stock issued as part of the consideration paid to the Sellers.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The following discussion of the Company's historical results of operations, changes in liquidity and capital resources and liquidity and capital resources as of September 30, 1997 and for nine months ended September 30, 1997 and 1996 should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto and the Unaudited Pro Forma Condensed Combined Financial Statements of Janus American Group, Inc. and Subsidiaries and the notes thereto included elsewhere herein. The term "Company" means Janus American Group, Inc. ("Janus") collectively with its subsidiaries JI Subsidiary, Inc. ("JI Subsidiary"), Pre-Tek Wireline Service Company, Inc. ('Wireline") and KFE Wireline, Inc. ("KFE"). References to the operations of "Pre-Tek" in this discussion are to the combined operations of Wireline and Wireline's subsidiary, KFE.

     Janus and JI Subsidiary are the successors to United States Lines, Inc. ("U.S. Lines") and United States Lines (S.A.), Inc. ("U.S. Lines (S.A)"), which emerged from a Chapter 11 bankruptcy in 1990. The Plan of Reorganization which was approved by the creditors of U.S. Lines and U.S. Lines (S.A.) and the United States Bankruptcy Court for the Southern District of New York, contemplated that Janus and JI Subsidiary would seek out acquisition opportunities for each of the reorganized companies in order to utilize their respective anticipated available net operating loss carryforwards ("NOLs") for Federal income tax purposes.

     The Company acquired the business of Pre-Tek, an oil and gas engineering services and wireline logging company based in Bakersfield, California, in July 1996. On April 24, 1997, the Company acquired, from affiliates of Louis S. Beck ("Beck") and Harry Yeaggy ("Yeaggy"), certain assets relating to the hospitality business comprised of (i) six hotels and an 85% partnership interest in a partnership which owns a hotel (collectively, the "Owned Hotels"), (ii) a hotel management company, with 21 hotels under management inclusive of the Owned Hotels (hereinafter the hotels which are managed, but not owned by the Company, are referred to as the "Managed Hotels" and the Owned Hotels and the Managed Hotels are collectively referred to as the "Hotels"), (iii) a management fee sharing arrangement with Summit Hotel Management Company and (iv) two loans, one of which is secured by a first mortgage on a hotel and the other of which is secured by a first mortgage on a campground and both of which are personally guaranteed by Messrs. Beck and Yeaggy (the acquired businesses and assets are collectively the "Beck-Yeaggy Group"). Management is diligently pursuing a program for additional acquisitions through the use of a combination of cash, capital stock and, when necessary, borrowing.

Nine Months Ended September 30, 1997 Compared With Nine Months Ended September 30, 1996

     Historical and Pro Forma Results of Operations

     The acquisitions of the Beck-Yeaggy Group and Pre-Tek were accounted for as purchases and, accordingly, the Company's historical results of operations for the nine months ended September 30, 1997 and 1996 include the results of operations of the Beck-Yeaggy Group subsequent to April 30, 1997 and Pre-Tek subsequent to July 15, 1996 (the respective effective dates of acquisition for accounting purposes). Accordingly, the Company's historical results of operations for the nine months ended September 30, 1997 are not directly comparable to those of 1996.

     To present more comparable information, unaudited pro forma combined results of operations for the nine months ended September 30, 1997 and 1996 are set forth below. In addition to combining the historical results of operations of the Company and the historical pre-acquisition results of operations of the Beck-Yeaggy Group for the periods from January 1, 1997 to April 30, 1997 and January 1, 1996 to September 30, 1996 and the historical pre-acquisition results of operations of Pre-Tek for the period from January 1, 1996 to July 15, 1996 as if the acquisitions had been consummated on January 1, 1996 , the pro forma results of operations include adjustments that, among other things, reflect: the elimination of the net revenues derived from management contracts of the Beck-Yeaggy Group that were not acquired by the Company; depreciation and amortization of property and equipment based on the fair values of assets acquired; the amortization of goodwill; the net effects of changes to compensation and related expenses based on revised employment and lease agreements; and the issuance of shares of preferred and common stock (net of shares returned) as part of the consideration for the acquisitions.

     The pro forma combined net income of the Company was $880,875 for the nine months ended September 30, 1997 as compared to a net loss of $201,758 during the same period of 1996. The increase in net income was primarily the result of decreases in compensation expense and professional fees, an increase in hotel revenues, Pre-Tek sales, interest and other income and state tax refunds from prior years which were received in 1997.

     Room revenue increased $133,312 to $8,844,403 in 1997. The 1.5% increase was attributable primarily to an increase in room rates from Owned Hotels. The average rate increased from $47.93 in 1996 to $49.82 for 1997 as the occupancy percentage decreased 1.7% in 1997 to 66.7% from 68.4% in 1996.

     Food and beverage revenues are principally a function of the number of guests who stay at each Owned Hotel, local walk-in business and catering sales. The $15,361 increase in food and beverage sales from $1,326,433 for the nine month period ended September 30, 1996 to $1,341,794 for the comparable period in 1997 is related to an increase in the menu prices at the Owned Hotel, Best Western Kings Quarters.

     Management fee income increased from $777,407 in 1996 to $801,762 in 1997 as room revenues increased at Managed Hotels where the management fees are calculated as a percentage of room revenues.

     Other hotel related revenues increased in 1997 from $124,587 in 1996 to $272,212 for 1997. The increase was directly related to the co-marketing of Kings Island and Kings Dominion amusement park tickets with room rentals which generate $.50 to $3.00 per ticket in additional income.

     Sales generated by Pre-Tek increased from $721,762 in 1996 to $1,050,081 in 1997 primarily as a result of increases in well perforation and bond logging revenues.

     Direct hotel operating expenses increased by $87,284 from $3,492,481 in 1996 to $3,579,765 in 1997. Direct room and related services costs increased as room revenue increased. Food and beverage costs increased as food and beverage sales increased. However, restaurant and lounge departmental profitability decreased as a result of increases in labor costs.

     Occupancy and other operating expenses increased to $2,183,061 in 1997 from $1,887,175 in 1996. Operating expenses at Owned Hotels decreased by approximately $19,119 as repairs and maintenance expense and utility expenses decreased. Operating expenses for Pre-Tek increased $315,005 from $519,132 in 1996 to $834,137 in 1997 and is primarily attributable to the direct costs associated with generating additional sales.

     Selling, general and administrative expenses decreased by $506,052 to $3,650,046 in 1997 from $4,156,098 in 1996 as a result of a reduction in compensation expenses and professional fees.

     Interest and other income increased $112,546 to $605,886 in 1997 from $493,340 in 1996 as the amount of funds invested increased in 1997.

     Interest expense decreased from $1,538,159 in 1996 to $1,414,478. The decrease was related to a decrease in the amount of long-term debt secured by the Owned Hotels.

     The charges to operations for minority interest remained stable from 1996 to 1997.

     The decline in preferred stock dividends from $606,108 for 1996 to $586,308 for 1997 resulted from the effects of the redemption of the Company's Series A Preferred Stock during 1996.

     Historical Changes in Liquidity and Capital Resources

     Total assets increased from $9,047,317 at December 31, 1996 to $62,937,352 at September 30, 1997. The increase in total assets was the result of the acquisition of the Beck-Yeaggy Group.

     Property, plant and equipment, goodwill, notes receivable, long-term debt, paid-in-capital, preferred stock and common stock all fluctuated as a result of the acquisition. The increase in cash and cash equivalents of $6,207,632 is predominantly attributable to contributions from the United States Lines, Inc. and United States Lines (S.A.), Inc. Reorganization Trust (the "Reorganization Trust").

Liquidity and Capital Resources at September 30, 1997

     The following discussion reflects the liquidity and capital resources of the Company after the acquisition of the Beck-Yeaggy Group by the Company. The Company's principal sources of liquidity are cash on hand (including escrow deposits and replacement reserve), cash from operations, earnings on invested cash and, when required, principally in connection with acquisitions, borrowings (consisting primarily of loans secured by mortgages on real property owned or to be acquired by the Company). The Company's continuing operations are funded through cash generated from its hotel operations. Acquisitions of hotels are expected to be financed through a combination of cash on hand, internally generated cash, issuance of equity securities of Janus and borrowings, some of which is likely to be secured by assets of the Company. The Company has no committed lines of credit and there can be no assurance that credit will be available to the Company or if available that such credit will be available on terms and in amounts satisfactory to the Company. The ability of the Company to issue its common or preferred stock is materially restricted by the requirements of the Code if the Company wishes to preserve its NOLs.

     At September 30, 1997, the Company had $12,788,468 in cash and cash equivalents.

     During the nine months ended September 30, 1997, the Company invested $409,494 in capital improvements in connection with the Owned Hotels. The Company plans to spend an additional $550,000 on such capital improvements over the three month period ending December 31, 1997.

     Capital for improvements to Owned Hotels has been and is expected to be provided by a combination of internally generated cash and, if necessary and available, borrowings. The Company expects to spend annually approximately 4% to 5% of revenues from Owned Hotels for ongoing capital expenditures in each year. The Company believes, based on its operating experience, that these types of capital investments will enhance the competitive position of the Owned Hotels and thereby enhance the Company's competitive position. Changes in the competitive environment for a specific Owned Hotel may dictate higher or lower capital expenditures.

     The Company maintains a number of commercial banking relationships but does not currently have committed lines of credit. It is in active negotiations with lending institutions which might extend credit facilities to the Company for capital purposes including capital that might be required for the acquisition of additional hotels or management contracts. There can be no assurance such negotiations will be successful.

     The Company anticipates that it will be able to secure the capital required to pursue its acquisition program through a combination of borrowing, internally generated cash and utilization of its common and/or preferred stock to the extent such utilization does not jeopardize the Company's NOLs. There can be no assurance however that the Company will be able to negotiate sufficient borrowings to accomplish its acquisition program on terms and conditions acceptable to the Company, or at all. Further, any such borrowings may contain covenants that impose limitations on the Company which could constrain or prohibit the Company from making additional acquisitions as well as its ability to pay dividends or to make other distributions, incur additional indebtedness or obligations or to enter into other transactions which the Company may deem beneficial. Additionally, factors outside of the Company's control could affect its ability to secure additional funds on terms acceptable to the Company. Those factors include, without limitation, any increase in the rate of inflation and/or interest rates, localized or general economic dislocations, an economic down-turn and regulatory changes constricting the availability of credit.

     The Company has benefited and continues to benefit as the recipient of moneys disbursed by the Reorganization Trust as the Reorganization Trust accumulates moneys in excess of its reasonably required reserves and projected operating expenses. On April 25, 1997 and August 19, 1997, the Company received contributions from the Reorganization Trust aggregating $7,491,020. While there is no objective formula to determine the extent to which Reorganization Trust assets exceed projected liabilities and administrative requirements thereby making additional cash available for contribution to the Company, management of the Company believes that there will be future contributions. This belief is based upon the decrease of the Reorganization Trust's administrative expenses through reductions in personnel and office space, which is related to the decreasing volume of unsettled claims of former unsecured creditors of U.S. Lines and U.S. Lines (S.A.). The amount of excess cash available for contribution to the Company will be dependent upon the remaining duration of Reorganization Trust activity necessary to resolve outstanding claims, particularly the asbestos and other late-manifesting personal injury claims, and the amount of professional fees associated with this activity. Accordingly, no assurance can be given as to the amount or timing of additional contributions from the Reorganization Trust, if in fact there are any additional contributions.

     The Company's long-term debt at September 30, 1997 totals $20,110,428. Mortgage debt totals $19,934,371, which consists of $10,738,995 in fixed rate, fully self-amortizing mortgage loans and $9,195,376 in adjustable rate (3-5 year adjustment period) mortgage loans. Such adjustable rate loans have maturity dates range from March 1998 to April 2006. Interest rates on mortgage debt range from 8.875% to 10.00% with a weighted average interest rate of 9.3% effective at October 1, 1997. The approximate scheduled repayments of principal on the long-term debt of the Company are: from October 1, 1997 through December 31, 1997 -- $145,000; 1998 -- $2,115,000; 1999 -- $591,000; 2000 -- $627,000.
Management of the Company currently believes that the cash flow from the Company's hotel operations will be sufficient to make the required amortization payments. Balloon payments required to be made at the maturity of the non-self-amortizing loans are expected to be made from cash on hand at the time or from the proceeds of refinancing. There can be no assurance that the Company will be able to obtain financing, or financing on terms satisfactory to it.

     Seasonality. Demand at many of the hotels is affected by seasonal patterns. Demand for hotel rooms in the industry generally tends to be lower during the first and fourth quarters and higher in the second and third quarters. Accordingly, the Company's revenues reflect this seasonality.

Forward Looking Statements

     When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                           PART II - OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders.

     On September 29, 1997, the Company held an annual meeting of shareholders. At the meeting, the following matters were approved by the shareholders by the following votes:

     1. Election of Directors

               Name                          For                Withheld
               ----                          ---                --------
         Louis S. Beck                     6,392,228               0
         Richard P. Lerner                 6,392,228               0
         C. Scott Bartlett, Jr.            6,392,228               0
         Lucille Hart-Brown                6,392,228               0

     2. Ratification of the appointment of J.H. Cohn LLP as independent public accountants:

                        For             Against           Abstain
                        ---             -------           -------
                     6,005,588             0              386,640

     3. Approval of the grant of stock appreciation rights to non-officer directors.

                        For             Against           Abstain
                        ---             -------           -------
                     6,005,588             0              386,640

     4. Approval of amendment to the Company's Restated Certificate of Incorporation, as amended to change the Company's name to Janus American Group, Inc.

                        For             Against           Abstain
                        ---             -------           -------
                     6,005,588             0              386,640

     Item 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits

              Exhibit Number            Description
              --------------            -----------
                   3.1                  Restated Certificate of
                                        Incorporation, as amended

          (b) Reports on Form 8-K:

              There were no reports on Form 8-K filed by the Company during the quarter ended September 30, 1997.

                                    SIGNATURE

     In accordance with the requirements f the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 14, 1997                          JANUS AMERICAN GROUP, INC.


                                                  By:/s/ James E. Bishop
                                                     ---------------------------
                                                     James E. Bishop, President

Dated: November 14, 1997


                                                     /s/ Richard A.Tonges
                                                     ---------------------------
                                                     Richard A.Tonges, Treasurer
                                                     and Vice President of
                                                     Finance (Principal
                                                     Financial and Accounting
                                                     Officer)

                                Index to Exhibits

Exhibit Number               Description

3.1                          Restated Certificate of Incorporation, as amended