Form 10KSB
period 1997-12-31
JANUS AMERICAN GROUP INC
filed 1998-03-31
CIK 1020359

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1997
Commission File Number:  0-22745

                           JANUS AMERICAN GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

          Delaware                                          13-2572712
(State or Other Jurisdiction of                            (IRS Employer
incorporation or organization)                           Identification No.)

2300 Corporate Blvd., N.W., Suite 232
Boca Raton, Florida                                         33431-8596
(Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (561) 994-4800

  Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

        Title of Class                Name of each exchange on which registered
______________________________        __________________________________________

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days: Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

The Registrant's revenues for its most recent fiscal year were $11,573,353.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,566,945, as of March 17, 1998. It is the position of the Company that the United States Lines, Inc. and United States Lines (S.A.), Inc. Reorganization Trust is not an affiliate.

Number of shares of common stock outstanding as of March 30, 1998:  8,691,735

Transitional Small Business Disclosure Format: Yes |_|   No |X|

                      DOCUMENTS INCORPORATED BY REFERENCE:

  Document Incorporated                                    Part of Report
       By Reference                                   Into Which Incorporated
       ------------                                   -----------------------
Proxy Statement for Annual Meeting                           Part III
 to be held on May 29, 1998

================================================================================

                                     PART I

Item 1.  Description of Business.

Background of the Company

      Janus American Group, Inc. (the "Company" or "Janus") is the successor to United States Lines, Inc. ("U.S. Lines"), which once was one of the largest containerized cargo shipping companies in the world. On November 24, 1986, McLean Industries, Inc., First Colony Farms, Inc. and their subsidiaries U.S. Lines and United States Lines (S.A.), Inc. ("U.S. Lines (S.A.)") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Soon thereafter, the shipping operations of U.S. Lines and U.S. Lines (S.A.) ceased. U.S. Lines and U.S. Lines (S.A.) emerged from bankruptcy in 1990 under the terms of the First Amended and Restated Joint Plan of Reorganization dated February 23, 1989 (the "Plan"). At that time, names of U.S. Lines and U.S. Lines (S.A.) were changed to Janus Industries, Inc. and JI Subsidiary, Inc. ("JI Subsidiary"), respectively. On September 29, 1997 the name of the Company was changed to Janus American Group, Inc. Since emerging from bankruptcy, the Company and JI Subsidiary were engaged in attempting to find a suitable acquisition or acquisitions. The Company has completed two acquisitions, which are described below. JI Subsidiary has not completed any acquisitions and currently has no business activities. The Company and JI Subsidiary are incorporated under the laws of the State of Delaware. See "Description of Business--History of the Company's Reorganization."

      On April 24, 1997, the Company acquired, from affiliates of Louis S. Beck ("Beck") and Harry G. Yeaggy ("Yeaggy"), certain assets relating to the hospitality business comprised of (i) six hotels and an 85% partnership interest in a partnership that owns one hotel (collectively, the "Owned Hotels"); (ii) a hotel management company, with 21 hotels under management inclusive of the Owned Hotels (hereinafter the hotels that are managed, but not owned by the Company, are referred to as the "Managed Hotels" and the Owned Hotels and the Managed Hotels are collectively referred to as the "Hotels"); (iii) a management fee sharing arrangement with Summit Hotel Management Company ("Summit"); and (iv) two loans, one of which is secured by a first mortgage on a hotel and the other of which is secured by a first mortgage on a campground, both of which are personally guaranteed by Messrs. Beck and Yeaggy (the acquired businesses and assets are collectively the "Beck-Yeaggy Group"). In consideration therefor, Messrs. Beck and Yeaggy and Beck Hospitality III, Inc., a corporation wholly-owned by them, received shares of the Company's common stock, par value $.01 per share (the "Common Stock"), representing approximately 43% of the total outstanding shares of Common Stock and shares of the Series B preferred stock of the Company, par value $.01 per share (the "Series B Preferred Stock"), representing 100% of the total outstanding shares of Series B Preferred Stock.

      Messrs. Beck and Yeaggy have been engaged in the hospitality business since 1972. After giving effect to the transactions with the Company, Messrs. Beck and Yeaggy continue to hold controlling equity interests in 12 hotels, seven of which are now managed by the Company (such seven hotels are the "Beck Yeaggy Affiliates") and, through another entity, continue to manage an additional two hotels. With the exception of these existing businesses, they have contractually agreed with the Company not to engage in any business that competes with the business of the Company.

      In July 1996, the Company acquired substantially all of the assets of Pre-Tek Wireline Service Company, Inc. ("Pre-Tek"), an oil and gas engineering services and wireline logging company based in Bakersfield, California. During 1997 the Company determined to discontinue this line of business and is presently negotiating the sale of Pre-Tek to management.

The Hospitality Business

      General

      The Company's business is the management and ownership of hospitality properties.

      Owned Hotels

      The Owned Hotels are located in four states and operate under franchise agreements that provide for the use of the brand names Days Inn, Best Western and Knights Inn. One of the Owned Hotels is located at the Kings Dominion amusement park near Richmond, Virginia and has been designated as the host hotel for the amusement park. The remaining Owned Hotels are located either near office parks, interstate highways or airports in Ohio, Indiana and North Carolina. The Owned Hotels generally offer remote control cable television and swimming pool, and in some cases, restaurants. Most do not have meeting facilities nor do they offer in-room food service. They are designed to appeal primarily to business travelers and vacationers seeking lower cost hotel accommodations.

      The Owned Hotels are owned in fee, either directly or through consolidated entities. With the exception of the Best Western hotel located at the Kings Dominion amusement park, the properties are wholly-owned by the Company. The Best Western Kings Quarters hotel is owned by Kings Dominion Lodge, a general partnership in which the Company has an 85% interest and Messrs. Beck and Yeaggy, through a partnership, have a 15% interest. Each of the Owned Hotels is subject to mortgage indebtedness which is described below. All of such indebtedness, is secured solely by the applicable hotel property and fixtures, and is non-recourse to the other assets of the Company.

      The following chart presents a summary of the operations at the Owned Hotels for calendar years ended December 31, 1997 and 1996.

                                                      1997
--------------------------------------------------------------------------------
         HOTEL AND LOCATION           RMS AVAIL.(1) OCC %(2)  ADR(3)   RevPAR(4)
--------------------------------------------------------------------------------
    DAYS INN, SHARONVILLE, OHIO         52,195        52%     $46.15     $23.84

    BEST WESTERN KINGS QUARTERS,        91,264        50%     $56.01     $27.70
         DOSWELL, VIRGINIA

   KNIGHTS INN, WESTERVILLE, OHIO       39,785        71%     $34.06     $24.05

  KNIGHTS INN, LAFAYETTE, INDIANA       40,880        71%     $37.23     $26.57

KNIGHTS INN, MICHIGAN CITY, INDIANA     37,595        59%     $36.74     $21.78

         DAYS INN CRABTREE,             44,500        70%     $50.46     $35.51
      RALEIGH, NORTH CAROLINA

           DAYS INN RTP,                40,382        91%     $67.57     $61.41
      RALEIGH, NORTH CAROLINA

----------
(1) Calculation is based on number of hotel rooms multiplied by number of days in a year.

(2) Total number of rooms sold during a year divided by total number of rooms available in such year.

(3) Average Daily Rate equals total room revenue (exclusive of taxes) during a year divided by rooms sold.

(4) Revenue Per Available Room equals total room revenues (exclusive of taxes) during a year, divided by rooms available for sale during such year.

                                                         1996
--------------------------------------------------------------------------------
         HOTEL AND LOCATION             RMS AVAIL.   OCC%      ADR       RevPAR
--------------------------------------------------------------------------------
    DAYS INN, SHARONVILLE, OHIO           52,338      59%     $45.10     $26.50

    BEST WESTERN KINGS QUARTERS,          91,016      52%     $53.86     $27.86
         DOSWELL, VIRGINIA

   KNIGHTS INN, WESTERVILLE, OHIO         39,894      72%     $34.24     $24.80

  KNIGHTS INN, LAFAYETTE, INDIANA         40,942      75%     $35.88     $26.98

KNIGHTS INN, MICHIGAN CITY, INDIANA       37,633      59%     $58.93     $20.47

         DAYS INN CRABTREE,               44,652      71%     $50.03     $33.62
      RALEIGH, NORTH CAROLINA

           DAYS INN RTP,                  40,260      97%     $60.33     $57.12
      RALEIGH, NORTH CAROLINA

      The following is a description of each of the Owned Hotels:

      Days Inn Hotel, Raleigh, North Carolina. Built in 1979, the 122 room hotel is located on 2.79 acres on the south side of Glenwood Avenue in the Crabtree area of Raleigh. Glenwood Avenue is a major roadway through the area and connects the Raleigh-Durham airport (approximately 11 miles northwest of the property) and Interstate Highway 440 (one mile southeast). The hotel is well located relative to the area's universities and freeways. The improvements consist of two two-story, concrete block buildings with brick and glass exteriors, an outdoor swimming pool and a one-story building consisting of the hotel lobby and a 65 seat restaurant. Access to the guest rooms is from exterior corridors.

      The hotel is subject to a first mortgage with a balance of $2,781,671 as of December 31, 1997, which amount is to be amortized on a monthly basis through its maturity date of July 1, 2015. The mortgage carries a fixed interest rate of 8.875% per annum. At December 31, 1997, the loan was in its third loan year. Under the terms of the mortgage, the loan may not be prepaid prior to the eighth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8 decreasing by 1% each year thereafter.

      In 1997 the Company spent approximately $81,000 on capital improvements. Such improvements were paid from working capital and existing replacement reserves. The replacement reserve balance was $260,715 as of December 31, 1997. Improvements to be made in 1998 total approximately $432,000. Such improvements will be funded from existing replacement reserves and from working capital.

      Best Western Kings Quarters, Doswell, Virginia. Built in 1977, the 248 room hotel is located on 10.5 acres on the eastern side of Interstate Highway 95 and the south side of Route 30 in Hanover County (Doswell), Virginia, 20 miles north of Richmond, Virginia. The hotel is the "Host Facility" for the adjacent Paramount Kings Dominion theme park.

      The improvements consist of two-story, brick hotel buildings with exterior corridors and pitched roofs. The hotel's lobby is attached to one of the guest buildings. The adjacent 140 seat Denny's restaurant is owned by Kings Dominion Lodge, the partnership that owns the hotel. The amenities also include an outdoor swimming pool, two tennis courts, a putting green, shuffleboard, volleyball, ping-pong, horseshoes, children's playground, video arcade, guest laundry, meeting room, lounge, exterior lighting and a paved parking lot for 360 cars.

      The hotel is subject to a first mortgage with a balance of $5,046,067 as of December 31, 1997, which amount is to be amortized on a monthly basis through its maturity date of January 1, 2016. The mortgage carries a fixed interest rate of 9.75% per annum. At December 31, 1997, the loan was in its second loan year. Under the terms of the mortgage, the loan may not be prepaid prior to the eighth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8 decreasing by 1% each year thereafter.

      The Company spent approximately $308,000 for improvements to the property in 1997 and underwent a design review. That design review resulted in plans for approximately $220,000 in additional improvements to be made during the year 1998.

      Improvements during 1997 were, and improvements during 1998 will be, financed from working capital and existing replacement reserves. The replacement reserve balance as of December 31, 1997 was $546,292.

      Days Inn, Sharonville, Ohio. Built in 1974, the 142 room hotel is located along the southwest quadrant of the Interstate Highway Loop 275/State Road 42 intersection. The property's visibility from the two major highways is considered to be excellent. Improvements consist of three two story concrete buildings. The buildings have both interior and exterior corridors. The lobby/reception area is part of one of the guest buildings. Additionally, there is a one-story restaurant located on the property. The restaurant is leased to and is operated by an unrelated third party.

      The hotel is subject to a first mortgage with a balance of $2,698,148 as of December 31, 1997. The mortgage requires monthly payments and matures on September 1, 2002 with a remaining balance, assuming no prepayment, of approximately $2,134,000. The mortgage carries an interest rate of 9.50% per annum subject to adjustment on September 1, 1999 to a rate equal to 300 basis points above the weekly average yield on United States Treasury Securities adjusted to a constant maturity of three years. Under the terms of the mortgage, the loan has a "marked to market" prepayment penalty.

      In 1995, the Company, in concert with Days Inn of America, Inc., prepared a two-year product improvement plan. Phase I was completed in 1996 and Phase II was completed in the fourth quarter of 1997. The Company spent approximately $212,000 for improvements to the property in 1997 financed from working capital. During 1998 the Company expects to spend approximately $363,000 to upgrade the exterior of the premises. This expenditure is to be financed from working capital.

      Days Inn (Research Triangle), Morrisville, North Carolina. Built in 1987, the 110 room hotel is located on approximately 3.47 acres on Airport Blvd., south of Interstate Highway 40 and the Raleigh-Durham Airport. The three-story concrete block building is faced with a brick and glass facade and is well located relative to area universities, research facilities and freeways. The building has interior corridors and a port cochere for convenient loading and unloading of guests, and which provides a protected entry into the hotel's lobby. Amenities include a fitness room, two meeting rooms, an outdoor swimming pool and two airport shuttle vans.

      The hotel is subject to a first mortgage with a balance of $2,852,995 as of December 31, 1997, which amount is to be amortized on a monthly basis through its maturity date of July 1, 2015. The mortgage carries a fixed interest rate of 8.875% per annum. At December 31, 1997, the loan was in its third loan year. Under the terms of the mortgage, the loan may not be prepaid prior to the eighth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8 decreasing by 1% in each year thereafter.

      The Company spent approximately $60,000 for capital improvements in 1997. Capital expenditures were financed from working capital and replacement reserves. As of December 31, 1997, the balance in the replacement reserve account was $179,898. The Company expects to spend approximately $200,000 on the renovation of 30 rooms and property common areas during 1998. This expenditure will be financed from working capital and the replacement reserve account.

      Knights Inn, Westerville, Ohio. Built in 1985, the 109 room hotel is located on approximately 2.85 acres at the northern line of Heather Down Road, approximately 155 feet west of State Highway 10. Improvements consist of four one-story modular buildings with wood trimmed stone and stucco exteriors and an outdoor pool. The buildings have exterior corridors. The lobby consists of a reception area and an office.

      The hotel is subject to a first mortgage with a balance of $1,026,103 as of December 31, 1997. The mortgage matures at August 1, 2001 with a remaining balance, assuming no prepayment, of approximately $867,000. The mortgage carries a fixed interest rate of 8.91% per annum. Under the terms of the mortgage, the loan may be prepaid in whole or part at any time without penalty.

      The Company spent approximately $39,000 for capital improvements in 1997. Capital expenditures were financed from working capital. The Company expects to spend approximately $110,000 on the renovation of 30 rooms and property common areas during 1998. This expenditure will be financed from working capital.

      Knights Inn, Michigan City, Indiana. Built in 1987, the 103 room hotel is located on approximately 3.45 acres on the north side of Kieffer Road approximately 1/4 mile west of U.S. Highway 421. The property is highly visible from U.S. Highway 421. Improvements consist of 5 one-story modular buildings with wood trimmed stone and stucco exteriors. The buildings have exterior corridors. The lobby consists of a reception area and an office.

      The hotel is subject to a first mortgage with a balance of $1,628,362 as of December 31, 1997. The mortgage requires monthly payments and matures at April 1, 2006 with a remaining balance, assuming no prepayment, of approximately $1,097,000. The mortgage carries an interest rate of 9.5% per annum subject to adjustment every three years to a rate 100 basis points above the prime rate of Provident Bank. Such bank's prime rate is 8.50% as of August 20, 1997. The interest rate on the mortgage was last adjusted April 1, 1997. Under the terms of the mortgage, the loan may be prepaid in whole or in part at any time without penalty.

      The Company spent approximately $44,000 for capital improvements in 1997. Capital improvements were financed from working capital. The Company expects to spend approximately $120,000 on the renovation of 30 rooms and property common areas during 1998. This expenditure will be financed from working capital.

      Knights Inn, Lafayette, Indiana. Built in 1987, the 112 room hotel is located on approximately 3.24 acres on the north side of State Road 26 approximately 1/2 mile west of Interstate Highway 65. The property is not visible from the interstate highway, but is visible from State Road 26. Improvements consist of four one-story modular buildings with wood trimmed stone and stucco exteriors and an outdoor swimming pool. The buildings have exterior corridors. The lobby consists of a reception area and an office.

      The hotel is subject to a mortgage with a balance of $2,157,580 as of December 31, 1997. The mortgage matures at April 1, 2006 with a remaining balance, assuming no prepayment, of approximately $1,453,000. The mortgage carries an interest rate of 9.50% per annum subject to adjustment every three years to a rate 100 basis points above the original lending bank's prime rate. The interest rate on the mortgage was last adjusted April 1, 1997. Under the terms of the mortgage, the loan may be prepaid in whole or in part at any time without penalty.

      The Company spent approximately $65,000 for capital improvements in 1997. Capital improvements were financed from working capital. The Company expects to spend approximately $85,000 on the renovation of the lobby during 1998. This expenditure will be financed from working capital.

      The Managed Hotels

      The Company operates the Managed Hotels pursuant to management agreements (the "Management Agreements") with the owners of such Managed Hotels. As of
December 31, 1997, 15 of the Managed Hotels were operated under nationally-recognized brand names and 3 were non-franchised properties. The brand names of the Managed Hotels include Best Western, Days Inn, Knights Inn, Comfort Suites, Howard Johnson, Quality Inn and Holiday Inn. There are three categories of properties from which the Company derives management fees: (i) the Beck-Yeaggy Affiliates managed by the Company; (ii) third-party owned properties managed by the Company; and (iii) third-party owned properties managed by the Company's marketing partners, Summit and DePalma Hotel Corporation of Dallas ("DePalma").

      The Beck-Summit Hotel Management Group, a Florida general partnership ("Beck-Summit"), was organized in 1992. Each of the Company and Summit holds a 50% partnership interest in Beck-Summit. The purpose of the partnership is to market management services jointly and divide the management fees resulting therefrom. Under the terms of the agreement between the parties, the party that identifies a management opportunity acts as the manager for the applicable property and receives 80% of the management fees payable by the property owner. The remaining 20% of the management fees are retained by Beck-Summit. Funds retained by the partnership that are in excess of its cash requirements are distributed to the Company and Summit equally. Upon termination of the partnership, each party retains the management rights to the properties it originally identified.

      The Company and DePalma organized DePalma-Janus, Partners, a Florida general partnership ("D-J Partners") in 1997. The purposed of the partnership is to manage two Days Inn hotels in Florida. The actual management services are provided by DePalma. Each of the Company and DePalma holds a 50% interest in D-J Partners. The Company through D-J Partners also has a 5% equity interest in the underlying hotels.

      The Company is responsible for all matters relating to the day-to-day operations of the Managed Hotels and is required to prepare an annual operating budget, use its reasonable best efforts to market the hotels and ensure compliance with the terms of any applicable franchise agreements. As manager, the Company is also responsible for the retention and supervision of personnel, necessary for the operation of the hotel property. The Company has a contract with a third party for this purpose. See "Operations--Hotel Personnel."

      Under the terms of the Management Agreements, management fees are based on a fixed percentage of a property's total revenues and/or incentive payments based upon net operating income. Additional fees are also generated from the rendering of accounting services. Each of the Management Agreements with respect to the Beck-Yeaggy Affiliates has fixed management fees of 5% of total revenues of the Managed Hotel. The Management Agreements for properties owned by third parties provide for a base management fee ranging from approximately 3% to 5% of the total revenues of the Managed Hotel or a flat fee per month and an incentive fee based upon a percentage of profits.

      The Management Agreements with respect to the Beck-Yeaggy Affiliates have a term which expires in the year 2007. The Management Agreements for properties owned by third parties generally have terms of one year to three years and are automatically renewed for successive one-year periods after the initial term, unless either party decides not to renew the same. The Management Agreements for properties owned by third parties allow either party to terminate such agreements prior to the stated expiration date for cause and two such Management Agreements provide for termination prior to the stated expiration date without cause. All of the Management Agreements permit the owners of the Managed Hotels to terminate such agreements prior to the stated expiration dates if the applicable hotel is sold. The Management Agreements with the Beck-Yeaggy Affiliates provide that in the event of a sale of the underlying hotels, the Company is entitled to a termination payment equal to the present value of the average of total fees for the prior three years (or such shorter period that the Management Agreement was in effect) times the number of years remaining on the term of the Management Agreement. The Management Agreements for properties owned by third parties do not provide for a termination payment in the event of a sale of the underlying hotel.

      Operations

      The Company operates each Hotel according to a business plan specifically tailored to the characteristics of the Hotel and its market and employs centralized management, accounting and purchasing systems to enhance hotel operations, reduce the costs of goods purchased for the Hotel and increase operating margins.

      Computerized Reporting Systems. The Company has a service agreement for a hotel property management information system with Computel Computer Systems, Inc. ("Computel"), a corporation wholly-owned by Messrs. Beck and Yeaggy. This agreement provides a computerized system that tracks all services provided by most of the Hotels and enables the Company to monitor a broad spectrum of the operations of each Hotel covered by the system, including the occupancy and revenues of the Hotels. The agreement with Computel has a term of one year and automatically renews for successive terms of one year, unless one party notifies the other to the contrary at least three months prior to the termination date. Computel is paid a monthly fee of $275 per hotel for its basic property management software package and one computer terminal. Additional monthly fees are charged for additional terminals and add-on software for services such as guest messaging, call accounting interface, franchise central reservation interface and movie interface. On each annual renewal of the agreement, Computel is entitled to adjust its fees to the Company commensurate with the fees charged to other customers. During 1998, as a result of requirements of one of the Company's franchisors, the Company anticipates that a substantial number of the Hotels will change to a computer reporting system controlled by a party unaffiliated with the Company. This change is expected to reduce the Company's cost of data processing services to the Company.

      Hotel Personnel. Personnel at the Hotels are provided by Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly-owned by Messrs. Beck and Yeaggy, pursuant to an agreement with the Company. The agreement has a term of one year and automatically renews for successive terms of one year, unless one party notifies the other to the contrary at least three months prior to the termination date. The Company pays HELP the actual costs of the personnel provided to it to operate the Hotels plus an administrative fee of $8.15 per bi-monthly pay period per person provided.

      Franchise Agreements

      The Company has entered into non-exclusive multi-year franchise, licensing or membership agreements, which allow the Company to utilize the franchise or brand name of the franchiser or licensor for the Owned Hotels. The Company believes that its relationships with nationally recognized franchisers provides significant benefits for its existing Owned Hotels. The franchise agreements require the Company to pay annual fees, to maintain certain standards and to implement certain programs that require additional expenditures by the Company such as remodeling or redecorating. The payment of annual fees, which typically total from 8% to 12% of room revenues, covers royalties and the costs of marketing and reservation services provided by the franchisers. Franchise agreements, at their inception, generally provide for a term of 15 years and for an initial fee in addition to annual fees payable to the franchiser.

      The Company currently has franchise or membership relationships with Days Inn, Knights Inn and Best Western. Franchise agreements may be terminated if, among other reasons, the Company breaches its obligations under the agreement, the hotel is not operated in the ordinary course of business or the Company becomes financially unstable. There can be no assurance that a desirable replacement could be available if any of the franchise agreements were to be terminated. Upon such termination with respect to Owned Hotels, the Company would incur the costs of signage removal and other expenses, possible lost revenues and the costs incidental to establishing new associations. Through the Managed Hotels and Beck-Summit, the Company has additional relationships with other franchisors, including Hutton, Quality Inns, Howard Johnson, Comfort Suites, Marriott, Radisson and Holiday Inn.

      Employment and Other Government Regulation

      The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. Also, the Company and HELP are subject to laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The failure to obtain or retain liquor licenses or an increase in overall wage rates, employee benefit costs or other costs associated with employees, could adversely affect the Company. Under the Americans with Disabilities Act of 1990 (the "ADA") all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes its hotels are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. These and other such initiatives could adversely affect the Company.

      Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the ownership or operation of the Hotels, the Company may be potentially liable for any such costs. Although the Company is not currently aware of any material environmental claims pending or threatened against it, no assurance can be given that a material environmental claim will not be asserted against the Company or against the Company and the Hotels. The cost of defending against claims of liability or of remediating a contaminated property could have a material adverse effect on the results of operations of the Company.

      Competition

      The lodging industry is highly competitive both in terms of geographic markets and market segmentation. The Owned Hotels are in the market segment known generally as economy and limited service hotels. The Company competes with other franchisers of Days Inn hotels, Knights Inn hotels and Best Western hotels within the geographic markets of the applicable Owned Hotels and operators of other economy and limited service hotels. The Managed Hotels cover the spectrum of market segments and include limited service hotels, full service mid-market hotels and higher rated luxury properties.

Like the Owned Hotels, the Managed Hotels compete, within their geographical markets, with other properties operating under the same franchise names, with properties operating under other franchise names and with independent operators. Several owners/managers of multiple hotel properties are larger than the Company and have greater financial and other resources and better access to the capital markets than the Company. Performance of the hotel industry has been cyclical and is affected by general economic conditions and by the local economy where each hotel is located. In addition, to remain competitive, hotels must be periodically renovated and modernized in order to compete with newer or more recently renovated facilities. Furthermore, shifts in demographics or other local market changes can reduce the economic returns from a hotel.

      Employees

      As of December 31, 1997, five full-time employees and four part-time employees of the Company were engaged in management, business operations and administration of its hospitality business. In addition, at that date approximately 940 individuals employed by HELP provided services at the Hotels under a service agreement between HELP and the Company. See "The Hospitality Business--Operations."

      Growth Strategy

      Management of the Company intends to pursue a program of expanding its business of the management and/or acquisition of hospitality (including hotels), recreation, health care, entertainment or other related entities through the marketing of its services to properties not owned by the Company or by affiliates of Messrs. Beck and Yeaggy and through the acquisition of properties either by itself or with others. The Company is engaged in a continuous marketing program to expand the number of hotels that it manages. Since entering the hospitality business in April 1997, and prior to December 31, 1997, the Company increased its number of Managed Hotels by four. The Company also continues to review possible acquisitions of hotels. There can be no assurance that the Company will be successful in pursuing its growth strategy due to the highly competitive nature of the market and current limitations on the Company's ability to raise capital through the issuance of Common Stock and certain types of preferred stock. See "Risk Factors--Competition"; and -- "Possible Need for Additional Financing" and "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

      Investment Policies

      Generally. The Company's core business is the management and/or acquisition of hospitality (including hotels), recreation, health care, entertainment or other related entities that the Company believes may benefit from the Company's management expertise.

      Investments in Real Estate or Interests in Real Estate. Investments in properties may include the acquisition and redevelopment of existing properties, the acquisition of existing properties in concert with a third party, acquisition of existing or new management contracts related to hospitality, recreation, health care or entertainment properties or, in circumstances the Company deems potentially advantageous, the acquisition of unimproved property and the subsequent development or sale of such property.

      There is no limitation on the percentage of the Company's assets that may be invested in any one investment or in any one type of investment, including the geographic location or distribution of such investments. The Company's investment policy may be changed without a vote of the Company's security holders. The primary purpose of the Company's acquisition and investment policy is to acquire assets that will provide income to the Company. Capital gains related to the disposition of assets held by the Company is a secondary consideration.

      While the Company is unrestricted in terms of the type of properties in which it may invest, the Company intends to focus its real estate investments on hospitality or entertainment-related properties without specific geographic limitations. Financing for any acquisitions undertaken by the Company is expected to be provided through a combination of cash on hand, internally generated cash, capital stock transactions (to the extent such capital stock transactions can be accomplished without jeopardizing the Company's net operating loss carryforwards) and through borrowings. There can be no assurance that the enumerated sources of financing will be available to the Company on a timely basis nor that borrowings by the Company will be available on terms the Company deems acceptable, or at all. There is no limitation as to the amount of indebtedness the Company may incur nor the amount or number of mortgages that the Company may place on any one piece of property.

      Investments in Real Estate Mortgages. The Company does not, within its core business, intend to invest in real estate mortgages, except as ancillary to the acquisition of other assets. It is not the Company's intention to service or to warehouse real estate mortgages, nor is it the Company's intention to invest in real estate mortgages as a passive investor in such instruments.

      Securities  of or  Interests in Persons  Primarily  Engaged in Real Estate
Activities. The Company does not intend to invest in securities of persons primarily engaged in real estate activities, except where such investment may be ancillary or incidental to transactions involving hospitality, recreation or entertainment-related properties or management agreements to be acquired by the Company. In this respect, the Company may acquire positions in corporate common stock, real estate investment trusts, partnerships or limited liability companies.

The Energy Service Business

      In July 1996 the Company acquired the assets and liabilities of Pre-Tek Wireline Service Company, Inc. and all of the stock of its wholly-owned subsidiary, KFE Wireline, Inc. (collectively "Pre-Tek"). Pre-Tek provides customers in the oil and gas industry with integrated well testing and production logging services. Pre-Tek also provides precision downhole data acquisition systems, and also uses advanced computer software to provide a complete analysis service including well test design and interpretation and simulation. Pre-Tek's operations are primarily in California. The Company has determined to dispose of this business and is currently in discussions with management of Pre-Tek to sell the business to them.

      Pre-Tek has 13 full time employees, of which nine are field personnel who are responsible for the labor and technical aspects of downhole well testing and logging, two are management, one is clerical and one is a salesperson. Pre-Tek retains part-time employees on an as needed basis.

History of the Company's Reorganization

      Under the terms of the Plan, (i) The United States Lines, Inc. and United States Lines (S.A.), Inc. Reorganization Trust (the "Reorganization Trust") was created for the benefit of unsecured creditors of U.S. Lines and U.S. Lines (S.A.); (ii) certain assets and liabilities of U.S. Lines and U.S. Lines (S.A.) were transferred to the Reorganization Trust; and (iii) U.S. Lines and U.S. Lines (S.A.) were discharged of all liabilities.

      The agreement establishing the Reorganization Trust (the "Trust Agreement") provided for shares of stock of Janus and JI Subsidiary to be distributed to the unsecured creditors as their claims were allowed. See "The Reorganization Trust." The Plan provided for the unsecured creditors to hold a majority of the outstanding stock of the reorganized companies through the Reorganization Trust and further provided for a sale of stock to an investor who would identify investment opportunities for the reorganized companies.

      A principal objective of the Plan revealed in the Second Amended and Restated Disclosure Statement of McLean Industries, Inc., First Colony Farms, Inc., United States Lines and United States Lines (S.A.), Inc. dated February 23, 1989 (the "Disclosure Statement") was the preservation and maximization of substantial net operating loss carryforwards ("NOLs") of U.S. Lines and U.S. Lines (S.A.) for Federal income tax purposes. The Plan designed the Company's post-reorganization capital structure in order to comply with the net operating loss provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and to ensure that at least one half of the common stock of Janus was owned by creditors whose claims were "old and cold". The term "Net NOLs" means the amount of NOLs of U.S. Lines and U.S. Lines (S.A.) for federal income tax purposes adjusted to reflect reductions and related adjustments required under Code ss. 382(l)(5) but subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Code ss. 382, the application of Code Sections 269 and 384, and the consolidated return regulations under Code
Section 1502. See "The Net Operating Loss Carryforwards--Application of Code ss. 382 Under the Chapter 11 Reorganization". Management of the Company believes that after taking into account these reductions and related adjustments the Net NOLs currently are at least $500 million. See "Risk Factors--Net Operating Loss Carryforwards".

      Indebtedness of creditors was deemed "old and cold" by the Reorganization Trust if the indebtedness (i) was held by a particular creditor for at least 18 months before the date of the filing of the Chapter 11 case or (ii) arose in the ordinary course of the trade or business of the old loss corporation and was held by the person who at all times held a beneficial interest in that debt. Common Stock was issued to creditors with "old and cold" indebtedness and a class of 4,000 shares of 12% preferred stock, having a liquidation value of $100 per share (the "Series A Preferred Stock"), was created for distribution to those creditors whose claims did not meet the "old and cold" criteria. The Company redeemed the outstanding shares of Series A Preferred Stock in December 1996.

      Under the terms of the Plan, reorganized U.S. Lines (S.A.) remained a separate entity under the name JI Subsidiary. Approximately 90% of the outstanding common stock of JI Subsidiary is owned by Janus. As another means of preserving the Federal income tax attributes of both U.S. Lines and U.S. Lines (S.A.), the Reorganization Trust was issued both common stock of JI Subsidiary and a class of preferred stock of JI Subsidiary (the "JIS Series A Preferred Stock") for the benefit of the separate former unsecured creditors of U.S. Lines (S.A.). JI Subsidiary redeemed the outstanding shares of JIS Series A Preferred Stock in December 1996.

      The Dyson-Kissner-Moran Corporation, through a subsidiary ("DKM"), was the investor that acquired stock of Janus as part of the Plan. DKM purchased 36% of the stock of Janus for $3,000,000 and received a warrant to buy an additional 9% of the stock. In addition, DKM purchased shares of the common stock of JI Subsidiary and shares of JIS Series A Preferred Stock. Under the Plan, DKM controlled the board of directors of Janus and provided managerial services. Three representatives of the unsecured creditors of U.S. Lines also served on the board. After five years, DKM was unable to make an acquisition for Janus or JI Subsidiary. DKM's stock in Janus and JI Subsidiary was redeemed effective May 15, 1995 for less than half of DKM's original investment.

      Effective upon the redemption, the representatives of the former creditors of U.S. Lines on the Janus Board of Directors assumed responsibility for the management of the Company and JI Subsidiary. The Board thereafter retained James
E. Bishop, an individual with experience in mergers, acquisitions and investment banking as a senior officer and charged him with the responsibility of carrying out the Company's and JI Subsidiary's acquisition objectives.

The Reorganization Trust

      The Reorganization Trust was created by the Plan for the purpose of resolving the disputed claims of former unsecured creditors of U.S. Lines and U.S. Lines (S.A.), marshalling the remaining assets of U.S. Lines and U.S. Lines (S.A.), such as claims against third parties, and acting as the disbursing agent for distributions to the former creditors. The Trustee of the Reorganization Trust is John T. Paulyson, who has been employed by the Reorganization Trust since its inception.

      The Reorganization Trust was issued stock by both Janus and JI Subsidiary which was intended by the Plan to be distributed to the former creditors of U.S. Lines and U.S. Lines (S.A.) as their claims were resolved. Five million shares of the Company's Common Stock was originally issued to the Reorganization Trust, all ultimately to be distributed to allowed creditors of U.S. Lines. As of December 31, 1997, 3,942,952 of such shares have been distributed by the Reorganization Trust to former creditors.

      The balance of 1,057,048 shares, inclusive of a fixed reserve of 352,850 shares of Common Stock established by order of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") for the benefit of asbestos-related and other late-manifesting claimants, is to be distributed to former creditors of U.S. Lines. The former creditors of U.S. Lines whose claims have yet to be resolved include, in addition to non-asbestos related claimants, more than 10,800 individuals who have asserted asbestos and other late-manifesting personal injury claims. The resolution of these claims (and any future late-manifesting asbestos and other personal injury claims) is delayed, in part, by a dispute between the Reorganization Trust and the insurance carriers of U.S. Lines over certain aspects of insurance coverage. This dispute has no impact upon the Company other than delaying identification of individual shareholders and prolonging the activities of the Reorganization Trust the operations of which utilize cash that the Company and JI Subsidiary might receive as a distribution.

      The Trust Agreement provides for the Reorganization Trust to make contributions of cash to Janus and JI Subsidiary from time to time of cash on hand that exceeds its projected liabilities and administrative requirements. Such contributions are to be made 90% to Janus and 10% to JI Subsidiary. In accordance with this provision, the Reorganization Trust transferred an aggregate of $7,491,020 to Janus and JI Subsidiary during 1997. Of the foregoing amount, $5,736,020 was attributable to the settlement of an adversary proceeding commenced by the Reorganization Trust on September 18, 1989 against the United
States Maritime Administration ("MARAD") relating to a sum of money that was subject to an alleged preferential security interest received by MARAD. The full amount of the settlement proceeds received by the Reorganization Trust was contributed to the Company and JI Subsidiary.

      As of December 31, 1997, the Reorganization Trust reported total cash and cash equivalents of $4,951,425 of which $1,896,853 was identified as "restricted funds". While there is no objective formula to determine the extent to which Reorganization Trust assets exceed projected liabilities and administrative requirements, management of the Company believes that more monies may ultimately be available for contribution to the Company and JI Subsidiary by the Reorganization Trust. During 1997 the administrative costs of the Reorganization Trust decreased through reductions in personnel and office space, attributable to the decreasing volume of unsettled claims of former unsecured creditors of U.S. Lines and U.S. Lines (S.A.). Also, the MARAD litigation was concluded. The principal unknown variable that could cause substantial depletion of the unrestricted available cash and cash equivalents is the remaining period of Reorganization Trust activity necessary to resolve outstanding claims, particularly, the asbestos and other late-manifesting personal injury claims, and the amount of professional fees associated with this activity. No assurance can be given, nor is any assurance intended, that additional cash will become available to the Company and JI Subsidiary from the Reorganization Trust or the amount of such additional cash, if any.

 The Net Operating Loss Carryforwards

      The following description of the NOLs is based upon management's analysis of the application of the relevant sections of the Code to the historical NOLs of U.S. Lines and U.S. Lines (S.A.). There can be no assurance that the Internal Revenue Service or the courts will agree with management's analysis. There are substantial risks associated with the Company's utilization of its NOLs. See "Risk Factors--Net Operating Loss Carryforwards."

      In the Disclosure Statement, it was estimated that the NOLs available to U.S. Lines and U.S. Lines (S.A.) (collectively, the "U.S. Lines Group") were in the range of $900 million to $1.15 billion dollars. For purposes of this Registration Statement, unless otherwise defined or modified, the term "Gross NOLs" means the total NOLs reported to the Internal Revenue Service on the federal income tax returns of U.S. Lines and U.S. Lines (S.A.), including any filed amended returns, before the application of any reductions and related adjustments described in the following paragraphs under this heading "The Net Operating Loss Carryforwards". Based on its federal income tax returns for the years of 1985 through 1996, Janus reported cumulative Gross NOLs of approximately $970,000,000. Under Code ss. 172(b) as in effect during the relevant years, unused NOLs expire after fifteen taxable years from the taxable year of a loss. Therefore, minor amounts of these Gross NOLs will expire before 1999 (approximately $1,700,000) and material amounts of these Gross NOLs will expire beginning in 1999 (approximately $122,000,000 in 1999, approximately $623,000,000 in 2000, approximately $201,000,000 in 2001, approximately
$9,000,000 in 2002 and smaller amounts in later years).

      After taking into account the reorganization of the U.S. Lines Group pursuant to the Plan (especially because of the reductions and related adjustments imposed by Code ss. 382(l)(5)), as described in more detail in this section "The Net Operating Loss Carryforwards", management of the Company believes the Net NOLs are currently at least $500 million, although no assurance can be given that the Company will be able to utilize these NOLs. The Net NOLs may be affected by Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Code ss. 382, the application of Code Sections 269 and 384, and the consolidated return regulations under Code Section 1502, which are described below in this section. See "Risk Factors--The Net Operating Loss Carryforwards".

      Cancellation of Debt Income. Under the Plan, as described in the Disclosure Statement, unsecured indebtedness of the U.S. Lines Group with an aggregate face amount of approximately $1 billion to $1.35 billion was canceled. Generally, the Code provides that a debtor whose indebtedness is canceled must include the amount of canceled indebtedness in gross income to the extent the indebtedness canceled exceeds any consideration given for the cancellation. The Code further provides, however, that if a taxpayer is the subject of a bankruptcy case and the cancellation of indebtedness ("COD") is pursuant to a plan approved by the Bankruptcy Court, the amount canceled is not required to be included in gross income. Instead, if the creditors receive cash or property other than stock of the debtor, any amounts so excluded from gross income reduce prescribed tax attributes of the debtor, including NOLs and the bases of the assets of the debtor, in a specified order of priority beginning with NOLs. As described in the Disclosure Statement, since it was expected that creditors would receive some stock of the debtor (discussed in the following paragraphs), it was anticipated that the amount of NOLs that would be reduced pursuant to these provisions would be relatively small.

      Provided two "de minimis" requirements were satisfied, if a debtor in bankruptcy satisfied its debt by issuing its own stock prior to the effective date of the Revenue Reconciliation Act of 1993, the debtor generally did not recognize COD income nor did it suffer NOL reduction. To satisfy these two de minimis requirements former Code ss. 108(e)(8) required that (i) a creditor must have received more than nominal or token shares, and (ii) with respect to any unsecured creditor, the ratio of the value of the stock received by the unsecured creditor to the amount of its indebtedness canceled or exchanged for the stock must not have been less than 50% of a similar ratio computed for all unsecured creditors participating in the restructuring. For purposes of this ratio, secured creditors were treated as unsecured to the extent they were under-secured.

      It had been hoped that the U.S. Lines Group could meet the two de minimis tests by issuing stock of U.S. Lines to the creditors of both U.S. Lines and U.S. Lines (S.A.) because this approach would have provided a simpler and more flexible capital structure for the U.S. Lines Group. U.S. Lines requested a private letter ruling from the Internal Revenue Service asking it to rule that the U.S. Lines Group could be considered a single entity both in applying the stock for debt exception to COD and in applying Code ss. 382 (discussed below). A favorable ruling on this issue, however, could not be obtained because on policy grounds the Internal Revenue Service was unwilling at that time to allow a subsidiary to utilize its parent's stock in applying the stock for debt exception of Code ss. 382. Therefore, both U.S. Lines and U.S. Lines (S.A.) issued stock to their respective unsecured creditors to minimize any COD. Because the Reorganization Trust represented and acted on behalf of the creditors of both U.S. Lines and U.S. Lines (S.A.), stock of both entities was issued to the Reorganization Trust in order to settle claims of creditors of both entities.

      The Plan was confirmed in 1989. Pursuant to the Plan, the then outstanding common stock of U.S. Lines was canceled. Sixty-four percent of the issued shares of Common Stock (55% after dilution for the warrant issued to DKM) and 2,200 shares of the Series A Preferred Stock, was distributed to the Reorganization Trust for the benefit of creditors of U.S. Lines in exchange for the cancellation of their debt and a $3 million cash capital contribution. DKM contributed $3 million dollars in exchange for 36% of the issued Common Stock, 1,800 shares of the Series A Preferred Stock, that qualified under Code ss. 1504(a)(4), which is discussed below, and a warrant to acquire an additional 9% of the Common Stock at a nominal exercise price (the "Warrant"). All of the interests of DKM in Janus and JI Subsidiary were redeemed effective May 15, 1995.

      Code ss. 382 in General. If a corporation undergoes an "ownership change", Code ss. 382 limits the corporation's right to use its NOLs each year to an annual percentage (based on the federal long-term tax-exempt rate) of the fair market value of the corporation at the time of the ownership change (the "Section 382 Limitation"). If an ownership change under Code ss. 382 is triggered, a corporation may also be restricted from utilizing certain built-in losses and built-in deductions recognized during a five-year recognition period after the ownership change. A corporation is considered to undergo "an ownership change" if, as a result of changes in the stock ownership by "5-percent shareholders" or as a result of certain reorganizations, the percentage of the corporation's stock owned by those 5-percent shareholders has increased by more than 50 percentage points over the lowest percentage of stock owned by those shareholders at any time during a prescribed prior three-year testing period. Five-percent shareholders are persons who hold 5% or more of the stock of a corporation at any time during the testing period as well as groups of shareholders who are not individually 5-percent shareholders. Stock ("Section 1504(a)(4) stock") that is limited and preferred as to dividends, does not participate in corporate growth to any significant extent, has redemption and liquidation rights that do not significantly exceed the issue price of the stock, is not convertible into another class of stock and is not entitled to a vote (except as a result of dividend arrearages) is not considered stock for this purpose.

      Application of Code ss. 382 Under the Chapter 11 Reorganization. Management does not believe that the U.S. Lines Group was subject to the Section 382 Limitation because although a 50% ownership change was expected to occur as a result of the transfer of stock of Janus and JI Subsidiary to the Reorganization Trust for the benefit of the former unsecured creditors, an exception under Code ss. 382(l)(5) is believed to have applied as described as follows. Code ss. 382(l)(5) provides that the Section 382 Limitation will not apply to a loss corporation if (1) the corporation, immediately before the ownership change, is under the jurisdiction of a court in a United States Code Title 11 or similar case, and (2) the shareholders and creditors of the old corporation own at least 50% of the total voting power and value of the stock of the corporation after the "ownership change" as a result of being shareholders and creditors before the change. Stock transferred to such creditors counts only if it is transferred with respect to "old and cold" indebtedness (as defined above). The debtor company U.S. Lines requested a private letter ruling from the Internal Revenue Service to the effect that if a corporation or other entity held indebtedness of U.S. Lines that was otherwise "old and cold", the indebtedness would not lose its characterization as "old and cold" as a result of changes in ownership of the corporation or entity. Such a ruling was issued on December 22, 1989 (the "IRS Ruling"). The IRS Ruling also held that the ownership change of U.S. Lines was covered by Code ss. 382(l)(5) and therefore the Section 382 Limitation was not triggered as a result of the owner shift associated with the reorganization.

      Consistent with the IRS Ruling, the Company's management believes that Code ss. 382(l)(5) applied to the transfer of Janus stock to the U.S. Lines creditors and JI Subsidiary's stock to the U.S. Lines (S.A.) creditors. Under former Code ss. 382(l)(5)(C), although the Section 382 Limitation does not apply, the Gross NOLs originally available to the U.S. Lines Group must nevertheless be reduced by Janus and JI Subsidiary to the extent of 50% of the COD income not taken into account by virtue of the stock for debt exception of former Code ss. 108(e)(10)(B) (see "Cancellation of Debt Income", above in this section). Based on a review of its accounting and tax records related to this unrecognized COD income conducted by the Company's management with the assistance of outside tax professionals, the Company's management believes that its Gross NOLs must be reduced and adjusted under former Code ss. 382(l)(5)(C) in an amount of approximately $450,000,000. The calculation of the unrecognized COD income amount depends on the characterization of certain historical loans and other financial relationships as well as on certain assumptions and estimates. While management of the Company believes it has a reasonable basis for this calculation, no assurance can be provided that the Internal Revenue Service would agree with the Company's analysis. In addition, the Company's management is not aware of any authority published by the Internal Revenue Service or otherwise that describes the proper method of allocating the reduction under Code ss. 382(l)(5)(C) among the particular NOLs according to source year. Under Code ss. 382(l)(5)(B), the Gross NOLs originally available to the U.S. Lines Group must also be reduced by Janus and JI Subsidiary to the extent of the amount of interest accrued with respect to such canceled debt during the three taxable years prior to the taxable year of the "ownership change" and during the taxable year of the "ownership change" (up to the change date.) This Code ss. 382(l)(5)(B) adjustment is relatively minor (i.e. no more than $5 million) because Janus filed its bankruptcy petition in 1986 and had substantially ceased to accrue interest expense on its federal income tax returns. After taking into account these reductions and related adjustments to the Gross NOLs, management of the Company believes that the Net NOLs were, at December 31, 1997, at least $500 million, subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Code ss. 382, the application of Code Sections 269 and 384, and the consolidated return regulations under Code
Section 1502, which are described below in this section. See "Risk Factors--The Net Operating Loss Carryforwards."

      Redemption of DKM. Management of the Company believes that the redemption of stock held by DKM did not cause an ownership change under Code ss. 382. DKM held 36% of the stock of Janus, based on a determination that the Warrant would not be deemed exercised pursuant to the option attribution rules under Internal Revenue Service regulations. At least one former creditor, Daewoo Corporation, became a 5-percent shareholder of the Company based upon its claims against U.S. Lines as settled by the Reorganization Trust. The remaining beneficiaries of the Reorganization Trust, which individually were not 5-percent shareholders through the Reorganization Trust, were collectively a "public group" 5-percent shareholder for purposes of Code ss. 382.

      The interests of the Daewoo Corporation and the public group increased by a total of 36 percentage ownership points as a result of the redemption of the Common Stock held by DKM. This was less than the 50% necessary for an ownership change under Code ss. 382.

      The redemption of the interests of DKM also gave rise to the emergence of several new 5-percent shareholders based upon their respective interests in the Reorganization Trust. As a result of restrictions contained in the Company's Restated Certificate of Incorporation, as amended, Daewoo Corporation and these 5-percent shareholders are presently precluded from acquiring additional shares of Common Stock.

      Code ss. 382 and Subsequent Events and Investors. After the issuance of Common Stock in the acquisitions completed by the Company in 1997, management of the Company believes that the Company's current cumulative ownership shift under Code ss. 382 is only a few percentage points short of a 50 percentage point ownership change. If a future ownership change under Code ss. 382 were triggered, the Company would be allowed to use its NOLs only up to the amount of its Section 382 Limitation on an annual basis. More specifically, this annual amount would equal the fair market value of the Company at the time of the ownership change multiplied by the federal long-term tax-exempt rate. Therefore, it will be necessary for Janus to monitor, and Janus has taken certain steps to so monitor, any further transfers of Common Stock by its 5-percent shareholders and further issuances or redemptions of Common Stock. Because Code ss. 382 tests whether a 50 percentage point ownership change has occurred over a three-year testing period, Janus' capacity to issue more Common Stock during the three years subsequent to these recent transactions will be severely curtailed.

      If the Company issues stock in connection with acquisitions or to raise cash, the new shareholders generally will be treated as either new 5-percent shareholders or a new public group under Code ss. 382.

      Certain Transferability Restrictions. In accordance with authority granted by the Company's Restated Certificate of Incorporation, as amended, the Company has imposed certain transferability restrictions upon Daewoo Corporation, Mitsubishi Corporation, General Electric Capital Corporation and The Prudential Insurance Company of America, each of whom is presently a 5-percent shareholder for purposes of Code ss. 382. These restrictions provide that until April 24, 2001, the specified shareholders shall be prohibited from transferring, in any manner, any shares of Common Stock, without the consent of the Company's Board of Directors. The Company shall have no obligation to consent to a transfer unless it shall have received an opinion of legal counsel acceptable to the Company to the effect that the transfer does not give rise to an "ownership change" under Code ss. 382 or otherwise affect the availability to the Company of its NOLs and any other applicable tax attributes for Federal income tax purposes. In addition to such imposed transferability restrictions, Messrs. Beck and Yeaggy have agreed to equivalent transferability restrictions. In the event that the Company's Board of Directors is willing to consent to a transfer of Common Stock by any one shareholder subject to transferability restrictions, the other shareholders subject to equivalent restrictions, including Messrs. Beck and Yeaggy, will be offered the opportunity to engage in a transfer on a ratable basis.

      Impact of Consolidated Return Regulations. Under the consolidated return regulations pursuant to the Code, the consolidated return change of ownership ("CRCO") rule may limit the carryover of NOLs from a consolidated return year ending before the year of a CRCO ownership change. The Company believes that the changes to the U.S. Lines Group former consolidated group's capital structure caused a CRCO ownership change on or about December 30, 1988 when U.S. Lines left its former consolidated group. To the extent the CRCO rule applies, Janus and JI Subsidiary may carry over NOLs incurred in tax years prior to the CRCO change of ownership only to the extent of the consolidated taxable income of Janus and JI Subsidiary in the particular year after the CRCO ownership change. The CRCO rule should not adversely affect the use of NOLs against the income of a business acquired directly by Janus through merger or the purchase of the acquired entities assets. The CRCO rule may prevent the Janus consolidated group from utilizing its pre-CRCO NOLs against income generated by a newly acquired business that is held in a subsidiary other than JI Subsidiary. Even with a CRCO ownership change in 1988, the CRCO rule should not prevent the Janus consolidated group from utilizing its NOLs that were generated in 1988 or in later years against income of a new subsidiary.

      Effect of Code ss. 384. Congress adopted Code ss. 384 in 1987 to prevent a loss corporation from using its pre-acquisition NOLs and net built-in losses against any net built-in gains of a corporation the control of which (utilizing an 80% test of Code ss. 1504(a)(2)) is acquired by the loss corporation or whose assets are acquired by the loss corporation in certain types of reorganizations. The limitation of Code ss. 384 applies to built-in gains recognized within the five-year recognition period after the acquisition date. Code ss. 384 will prevent Janus from utilizing its NOLs against built-in gains recognized by any acquired companies (assuming the control test is met) within five years of the acquisition date, including Janus' recent entry into the hospitality business. Any future acquisitions by Janus will need to be analyzed for the impact that Code ss. 384 may have on the utilization of Janus' NOLs against any recognized built-in gains. The interaction of the five-year rule of Code ss. 384 with the impending expiration of most of the NOLs of Janus under the general rule of Code ss. 172 reduces the possible tax benefit Janus can expect from its NOLs.

      Effect of Code ss. 269. Code ss. 269(a) provides that if:

            (1) any person or persons acquire ... directly or indirectly, control of a corporation, or

            (2) any corporation acquires ..., directly or indirectly, property of another corporation, ... the basis of which property, in the hands of the acquiring corporation, is determined by reference to the basis in the hands of the transferor corporation, and the principal purpose of such acquisition was the evasion or avoidance of Federal income tax by securing the benefit of a deduction, credit, or other allowance that such person or corporation would not otherwise enjoy, then the Internal Revenue Service may disallow such deduction, credit, or other allowance. Control is defined to mean the ownership of stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote or at least 50% of the total value of shares of all classes of stock of the corporation.

      Under Treas. Reg. ss. 1.269-3(a), the determination of the purpose for which an acquisition was made requires a scrutiny of the entire circumstances in which the transaction or course of conduct occurred, in connection with the tax result claimed to arise therefrom.

      The Disclosure Statement states that Code ss. 269 should not apply to the transactions provided for under the Plan. The Disclosure Statement points out that the creditors' receipt of Common Stock of the Company was a direct consequence of their having extended credit to the debtor U.S. Lines. This credit was not extended to achieve control of the debtor in bankruptcy and thus avoid or evade federal income tax. Presumably, because of the 50% control test, Code ss. 269 would not have applied to the DKM transaction. It is uncertain whether the Internal Revenue Service would attempt to apply Code ss.269 to any acquisition by Janus that met the 50% control test because, in part, of the difficulty in determining whether the principal purpose for which an acquisition was made was evasion or avoidance of federal income tax.

Risk Factors

      The Common Stock of the Company is speculative in nature and involves a high degree of risk. The risk factors below are not listed in order of importance.

      Possible Need for Additional Financing

      The Company has been substantially dependent upon mortgage loans for the financing of its real estate activities and internal cash flow for its working capital requirements. The Company anticipates that in the absence of further acquisitions of hotels and/or management agreements, and based on currently proposed plans and assumptions relating to its operations, its available resources, including its current cash balances, will be sufficient to satisfy the Company's contemplated cash requirements for its current operations for at least the next 24 months. In the event that the Company acquires one or more hotels or a significant number of additional management agreements, or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing or curtail its activities. The Company has no current arrangements with respect to, or sources of, additional financing. Any equity financing may involve substantial dilution to the interest of the Company's stockholders, and any debt financing could result in operational or financial restrictions on the Company. There can be no assurance that any additional financing will be available to the Company on acceptable terms or at all. There are also restrictions on the Company's ability to issue Common Stock and certain kinds of preferred stock if the Company wishes to preserve its NOLs. See "Description of Business--The Net Operating Loss Carryforwards."

      Conflicts of Interest

      Messrs. Beck and Yeaggy continue to own and/or manage hotel properties independent of the Company which are located in markets in which the Company is operating. While under the terms of their employment agreements with the
Company, Messrs. Beck and Yeaggy are prohibited from acquiring additional interests in hotels or hotel management companies while they serve as officers of the Company, their present independent businesses give rise to the possibility of conflicts of interest in common markets.

      The Company relies upon Computel and HELP, which are wholly-owned by Messrs. Beck and Yeaggy, for administrative and personnel services at the Hotels.

      The Company also has management agreements covering seven hotels that are owned by affiliates of Messrs. Beck and Yeaggy which accounted for $414,902 or 45% of the pro forma management fee revenues of Janus for the year ended December 31, 1997. See "Unaudited Pro Forma Combined Statement of Operations." Loss of these contracts would be materially adverse to the Company.

      Conflicts may arise between the Company and Messrs. Beck and Yeaggy in connection with the exercise of any rights or the conduct of any negotiations to extend, renew, terminate or amend the agreements between each of Computel and HELP and the Company, any of the management agreements between the Company and affiliates of Messrs. Beck and Yeaggy or the subleases for the offices occupied by the Company in Boca Raton and Cincinnati which are sublet from an affiliate of Messrs. Beck and Yeaggy. Conflicts may also arise between the Company and Messrs. Beck and Yeaggy in connection with certain mortgage indebtedness of the Company that is personally guaranteed by Messrs. Beck and Yeaggy, or in connection with the exercise by the Company of its rights with respect to two mortgage notes and related mortgages that were among the assets acquired from the Beck Yeaggy Group.

      In addition, certain key personnel of the Company work for and are compensated by both the Company and affiliates of Messrs. Beck and Yeaggy. The allocation of compensation expenses of these individuals between the Company and such affiliates could lead to conflicts of interest.

      Although management's recommendations on matters potentially involving conflicts of interest will be referred to the Audit Committee of the Board of Directors for review, there can be no assurance that any such conflicts will be resolved in favor of the Company.

      Operating Risks

      The Company's business is subject to all of the risks inherent in the lodging industry. These risks include, among other things, adverse effects of general and local economic conditions, changes in local market conditions, cyclical overbuilding of hotel space, a reduction in local demand for hotel rooms, changes in travel patterns, the recurring need for renovations, refurbishment and improvements of hotel properties, changes in interest rates and the other terms and availability of credit. Changes in demographics or other changes in a hotel's local market could impact the convenience or desirability of a hotel, which, in turn, could affect the economic returns from the operation of a hotel. The operational expenses of a hotel cannot be reduced when circumstances result in a reduction of revenue.

      Competition

      The lodging industry is highly competitive. Several of the Company's competitors are larger than it and possess greater financial, operational and managerial resources. There can be no assurance that in the markets in which the Company's Hotels operate, competing hotels will not pose greater competition for guests than presently exists, or that new hotels will not be constructed in such locales. New or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in markets in which the Hotels compete, thereby adversely affecting the Company's operations. See "Description of Business--The Hospitality Business--Competition."

      Geographic Concentration of Hotels

      Many of the Company's Hotels are located in Florida and Ohio. Such geographic concentration exposes the Company's operating results to events or conditions that specifically affect those areas, such as local and regional economic, weather and other conditions. Adverse developments that specifically affect those areas may have a material adverse effect on the results of operations of the Company.

      Relationships with Franchisers

      The Company enters into non-exclusive agreements with certain franchisers for the franchise or license of brand names, which allows the Company to benefit from franchise name recognition and loyalty. The Company believes that its relationships with nationally recognized franchisers provides significant benefits for its existing Owned Hotels and acquisitions it may make in the future. While the Company believes that it currently enjoys good relationships with its franchisers, there can be no assurance that a desirable replacement would be available if any of the franchise agreements were to be terminated. Upon termination of any franchise agreement, the Company would incur the costs of signage removal and other costs, possible lost revenues and the costs incidental to establishing new associations.

      Compliance with Government Regulation

      The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. Also, the Company is subject to laws governing its relationships with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The failure to obtain or retain liquor licenses or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect the Company. Under the Americans with Disabilities Act of 1990 (the "ADA") all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that the Hotels are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. These and other initiatives could adversely affect the Company.

      Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the ownership or operation of the Hotels, the Company may be potentially liable for any such costs. Although the Company is not currently aware of any material environmental claims pending or threatened against it, no assurance can be given that a material environmental claim will not be asserted against the Company or against the Company and the Hotels. The cost of defending against claims of liability or of remediating a contaminated property could have a material adverse effect on the results of operations of the Company.

      Litigation

      The Company's Hotels are visited by thousands of invitees each year. Injuries incurred by any invitees on the hotel premises may result in litigation against the Company. While the Company maintains general liability insurance, there can be no assurance that a claim will be covered by such insurance or that claims made against insurers by the Company will not result in increased premiums or cancellation of insurance coverage.

      Ownership of Hotel Real Estate

      The Company currently owns seven hotels. Accordingly, the Company is subject to the risks associated with the ownership of real estate. These risks include, among others, changes in national, regional and local economies, changes in real estate market conditions, changes in the costs, terms and availability of credit, the potential for uninsured casualty or other losses and changes in or enactment of new laws or regulations affecting real estate. Many of these risks are beyond the control of the Company. Real estate is generally illiquid which could result in limitations on the ability of the Company to sell any one or more Owned Hotels if business conditions so required.

      Hotel Renovation Risks

      The renovation of hotels involves risks associated with construction and renovation of real property, including the possibility of construction cost-overruns and delays due to various factors (including the inability to obtain regulatory approvals, inclement weather, labor or material shortages and the unavailability of construction or permanent financing) and market or site deterioration after acquisition or renovation. Any unanticipated delays or expenses in connection with the renovation of hotels could have an adverse effect on the results of operations and financial condition of the Company.

      No Limits on Indebtedness

      Neither the Company's Restated Certificate of Incorporation, as amended, nor its by-laws limit the amount of indebtedness that the Company may incur. Subject to limitations it may agree to in debt instruments, the Company expects to incur additional debt in the future to finance acquisitions and renovations. The Company's continuing substantial indebtedness could increase its vulnerability to general economic and lodging industry conditions (including increases in interest rates) and could impair the Company's ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. The Company's indebtedness is, and will likely continue to be, secured by mortgages on all of the Owned Hotels. Future indebtedness may require the Company to secure indebtedness with other assets of the Company, including its Management Agreements. There can be no assurance that the Company will be able to meet its debt service obligations and, to the extent that it cannot, the Company risks the loss of some or all of its assets, including the Owned Hotels, to foreclosure. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if the Company is in need of capital to repay indebtedness in accordance with its terms or otherwise, it could be required to liquidate one or more investments in hotels at times that may not permit realization of the maximum return on such investments. See "Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

      Control of the Company by Principal Officers

      Messrs. Beck and Yeaggy beneficially own approximately 43% of the outstanding shares of the Common Stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Messrs. Beck and Yeaggy are also directors and executive officers of the Company. The concentration of ownership could delay or prevent a change in control of the Company.

      No Public Trading Market; Possible Volatility of Stock Price; No Listing of Securities on an Exchange; Potential Effects of "Penny Stock" Rules

      While the Common Stock is currently listed on the Nasdaq SmallCap Market, in order to maintain qualification for such listing, the Company must continue to satisfy certain listing criteria. The failure to meet and maintain such criteria may result in the Common Stock being ineligible for continued listing on the Nasdaq SmallCap Market. In addition, if the Common Stock has a trading price of less than $5.00 per share, trading in the Common Stock would also be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which require additional disclosure by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith, and impose various sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage them from effecting transactions in the Common Stock, which could severely limit the liquidity of the Common Stock.

      Irregular Trading Market

      The actual "float" of shares available for sale in the market is approximately 23% of the 8,691,735 shares outstanding as of December 31, 1997. Approximately 5,658,060 shares, comprised of 3,799,999 shares held by Messrs. Beck and Yeaggy and their affiliate and 1,858,061 shares held by five percent shareholders for purposes of the NOL preservation rules, are subject to
transferability   restrictions   until  April  24,  2001.  See  "Description  of
Business--The Net Operating Loss Carryforwards--Certain Transferability Restrictions." In addition, as of December 31, 1997, 1,057,048 shares were still held by the Reorganization Trust for the benefit of former unsecured creditors of U.S. Lines. See "Description of Business--The Reorganization Trust." Moreover, among the approximately 4,000 holders of record of the Common Stock there are numerous holders of very small numbers of shares.

      When the transferability restrictions expire, and as a result of certain registration rights that have been granted to Messrs. Beck and Yeaggy, sales of substantial amounts of Common Stock, or the perception that such sales could occur, would adversely affect prevailing market prices for the Common Stock.

      Dependence on Key Personnel

      The Company believes that its success will depend to a significant extent on the efforts and abilities of certain of its senior management, particularly those of its Chairman of the Board, Louis S. Beck, its Vice Chairman, Harry Yeaggy, its President, James E. Bishop and its President of Hotel Operations, Michael M. Nanosky. Although the Company has entered into an employment agreement with each of Messrs. Beck, Yeaggy, Bishop and Nanosky, the loss of any one of them or other key management or operations employees could have a material adverse effect on the Company's operating results and financial condition. There is strong competition for qualified management personnel, and the loss of key personnel or an inability on the Company's part to attract, retain and motivate key personnel could adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its existing key personnel or attract additional qualified personnel. The Company does not presently carry and does not intend to carry "key man" insurance on the lives of any of its key personnel.

      Potential Effects of Preferred Stock Issuance

      The Board of Directors has the authority, without further stockholder approval, to issue up to 5,000,000 shares of preferred stock, in one or more series, and to fix the number of shares and the rights, preferences and privileges of any such series. The issuance of preferred stock by the Board of Directors could affect the rights of the holders of the Common Stock. For example, such an issuance could result in a class of securities outstanding that would have dividend, liquidation, or other rights superior to those of the Common Stock or could make a takeover of the Company or the removal of management of the Company more difficult.

      Dividends Unlikely

      Since reorganization, the Company has never declared or paid dividends on the Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors. In addition, the Company may not pay any dividends on the Common Stock unless dividends on the outstanding preferred stock are current. The Company presently has 10,451.88 shares of preferred stock outstanding with an annual dividend expense of $783,891. The Company was current in the payment of dividends on the preferred stock as of December 31, 1997.

      Net Operating Loss Carryforwards

      While management believes that the Net NOLs are at least $500 million at December 31, 1997 (see "Description of Business--The Net Operating Loss Carryforwards--Application of Code ss. 382 Under The Chapter 11 Reorganization"), there are risks associated with the Company's use of its NOLs to reduce Federal income tax payments, including the possibility that the Internal Revenue Service may seek to challenge such use, that the Company may be unable to produce significant levels of taxable income prior to the expiration of the NOLs and that a "change in ownership" of the Company may occur that would cause the Company to lose a substantial portion of the NOLs. Although the Company has taken steps to restrict transfers of Common Stock in order to avoid a "change in ownership," there can be no assurance that these steps will be successful. See "Description of Business--The Net Operating Loss Carryforwards" and Consolidated Financial Statements. Code ss. 384 will prevent Janus from utilizing its NOLs against built-in gains recognized by any acquired companies (assuming a control test is met) within five years of the acquisition date. The interaction of this five-year rule of Code ss. 384 with the impending expiration of most of the NOLs of Janus under the general rule of Code ss. 172 reduces the possible tax benefit Janus can expect from its NOLs. See "Description of Business--The Net Operating Loss Carryforwards--Effect of Code ss. 384". In addition, the reductions and related adjustments to the Gross NOLs calculated by the Company pursuant to Code ss. 382(l)(5)(C) may be successfully challenged by the Internal Revenue Service which would result in larger reductions of the Gross NOLs than the Company has currently estimated. The Internal Revenue Service could also challenge the manner in which the Company eventually allocates the reductions under Code ss. 382(l)(5)(C) among the source years so as to reduce the Net NOLs available to the Company in later years as the Company's most recent NOLs expire. See "Description of Business--The Net Operating Loss Carryforwards--Application of Code ss. 382 Under The Chapter 11 Reorganization."

      Year 2000 Issues

      The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has initiated an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using the two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. Additionally, the Company does not expect the Year 2000 problem to have a material effect on its financial position or results of operations. However, if such modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the financial position or operations of the Company.

      Seasonality; Quarterly Fluctuations

      The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the revenues of the Company. Quarterly earnings may also be adversely affected by events beyond the Company's control, such as extreme weather conditions, economic factors and other considerations affecting travel.

Item 2. Description of Property.

      The Company conducts its corporate and business operations activities from offices in Cincinnati, Ohio and Boca Raton, Florida. The Company occupies 4,300 square feet of office space in Cincinnati, Ohio under a sublease, which terminates in April 2000 and occupies 2,200 square feet of office space Boca Raton, Florida under a sublease, which terminates in April, 1999. Both subleases are from an affiliate of Messrs. Beck and Yeaggy.

      See "Description of Business--The Hospitality Business" for a description of the properties that are owned and operated by the Company.

Item 3. Legal Proceedings.

      [The Company is not involved in any material legal proceedings.]

Item 4. Submission of Matters to a Vote of Security Holders.

      On September 29, 1997, the Company held an annual meeting of shareholders. At the meeting, the following matters were approved by the shareholders by the following votes:

      1. Election of Directors:

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

      3. Approval of the grant of stock appreciation rights to non-officer directors:

            For                               Against             Abstain
            ---                               -------             -------
         6,005,588                               0                386,640

      4. Approval of amendment to the Company's Restated Certificate of Incorporation, as amended to change the Company's name to Janus American Group, Inc.:

               For                               Against             Abstain
               ---                               -------             -------
            6,005,588                               0                386,640

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Holders:

      As of March 23, 1998, there were approximately 4,000 holders of record of the Company's Common Stock.

      Dividends:

      Since reorganization the Company has never declared or paid dividends on its Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors.

      Market Information:

      Quotation of the Common Stock on the Nasdaq SmallCap Market commenced on January 22, 1998. The Nasdaq Stock Market or Nasdaq is a highly-regulated electronic securities market comprised of competing market makers whose trading is supported by a communications network linking them to quotation dissemination, trade reporting and order execution systems. This market also provides specialized automation services for screen-based negotiations of transactions, online comparison of transactions, and a range of informational services tailored to the needs of the securities industry, investors and issuers. The Nasdaq Stock Market consists of two distinct market tiers: the Nasdaq National Market and the Nasdaq SmallCap Market. The Nasdaq Stock Market is operated by The Nasdaq Stock Market, Inc., a wholly-owned subsidiary of the National Association of Securities Dealers, Inc. The Company is not aware that there were any publicly available quotations of the Common Stock in the over-the-counter market prior to January 22, 1998.

Item 6. Management's Discussion and Analysis of Plan of Operation

Overview

Year Ended December 31, 1997 Compared To Year Ended December 31, 1996

      Historical and Pro forma Results of Operations

      The acquisition of the Beck-Yeaggy Group was accounted for as a purchase. Accordingly, the Company's historical results of operations for the years ended December 31, 1997 and 1996 included the results of operations of the Beck-Yeaggy Group subsequent to April 30, 1997 (the effective date of acquisition for accounting purposes). For that reason, the Company's historical results of operations for the year ended December 31, 1997 are not directly comparable to those for 1996.

      The Company had a net loss of $562,744 for 1997 compared to a net loss of $1,193,981 in 1996. Included in the net loss for 1997 and 1996 was a loss from discontinued oil and gas services operations of Pre-Tek of $986,709 and $269,970 respectively. As discussed in Notes 1 and 12 of the Notes to Consolidated Financial Statements elsewhere herein, the Company adopted a plan to discontinue and dispose of Pre-Tek's operations in December 1997. Accordingly, the results of operations of Pre-Tek in 1997 and 1996 and the estimated loss to be incurred in connection with the disposal have been classified as separate components of discontinued operations in the consolidated statements of operations. The loss from discontinued operations of $986,709 in 1997 was comprised of the loss from Pre-Tek operations of $349,353, the write-off of remaining goodwill related to Pre-Tek of $801,356, a provision for the estimated loss to be incurred from January 1, 1998 through March 31, 1998 of $150,000 and the estimated loss on sale of the remaining net assets of Pre-Tek of $15,000, net of the applicable credit for income taxes of $329,000.

      The continuing operations of the Company are comprised primarily of the operations and management of the Hotels. To present more comparable information related to continuing operations, the discussion of results of operations will relate to the Company's unaudited pro forma combined results of continuing operations for the years ended December 31, 1997 and 1996. Pro forma statements of continuing operations are included in Note 3 of the Notes to Consolidated Financial Statements.

      The unaudited pro forma operating information included in Note 3 of the consolidated Financial Statements is based on the assumptions and adjustments described in the Note and below which management believes are reasonable. The unaudited pro forma combined information does not purport to represent what the combined results of operations actually would have been if the Beck-Yeaggy Group acquisition referred to above had occurred as of January 1, 1996 instead of the actual date of consummation or what the financial position and results of operations would be for any future periods. The unaudited pro forma combined information should be read in conjunction with the audited historical financial statements of Janus and its subsidiaries included elsewhere herein.

      In addition to combining the historical results of continuing operations of the Company and the historical pre-acquisition results of operations of the Beck-Yeaggy Group for the periods from January 1, 1997 to April 30, 1997 and January 1, 1996 to December 31, 1996 as if the acquisition had been consummated on January 1, 1996, the pro forma results of operations include adjustments that, among other things, reflect the elimination of the net revenues derived from management contracts of the Beck-Yeaggy Group that were not acquired by the Company; depreciation of property and equipment based on the fair values of assets acquired; the amortization of goodwill; the net effects of changes to compensation and related expenses based on revised lease agreements and expense sharing arrangements with a related party and revised employment agreements; and the issuance of shares of preferred and common stock (net of shares returned) as part of the consideration for the acquisition. The provision for income taxes is based upon pro forma income from continuing operations and the statutory Federal and state rates. As discussed in Note 2 of the Consolidated Financial Statements, any actual income tax credits attributable to benefits from net operating loss carryforwards that existed at the time the Company adopted fresh-start accounting will be reflected as a contribution to stockholders' equity in the period in which the tax benefits are realized.

      The pro forma combined income from continuing operations of the Company was $335,258 for the year ended December 31, 1997, as compared to income from continuing operations of $245,168 for the year ended December 31, 1996. The increase in income was primarily the result of decreases in compensation expense, an increase in hotel revenues, other income, interest income and state tax refunds from prior years that were received in 1997.

      Room and related services revenue increased $40,613 to $10,968,056 in 1997. The increase was attributable primarily to an increase in room rates from Owned Hotels. The average rate increased from $46.50 in 1996 to $48.69 for 1997 as occupancy decreased 2.8% in 1997 to 63.3% from 66.1% in 1996.

      Food and beverage revenues are principally a function of the number of guests who stay at each Owned Hotel, local walk-in business and catering sales. The $33,518 increase in food and beverage sales from $1,617,775 for the year ended December 31, 1996 to $1,651,293 for the comparable period in 1997 is related to increased walk-in business at Best Western Kings Quarters and Days Inn Raleigh.

      Management fee income decreased from $1,037,404 in 1996 to $921,217 in 1997 as an owner of eleven hotels, managed by the Company's marketing partner, Summit, found it economically advantageous to sell five properties.

      Other hotel related revenues increased for the year ended December 31, 1997 from $245,801 in 1996 to $321,629. The increase was directly related to the co-marketing of Kings Island and Kings Dominion amusement park tickets with room rentals.

      Direct hotel operating expenses increased by $165,558 from $4,434,536 in 1996 to $4,600,094 in 1997. Direct room and related services and food and beverage costs increased at a marginally higher percentage rate than room, food and beverage revenue. The increase in the percentage rate of such costs to related revenues was a result of the cost of maintaining a competent work force in tightening labor markets.

      Occupancy and other operating expenses remained stable in 1997.

      Selling, general and administrative expenses decreased by $29,648 to $4,537,086 in 1997 from $4,566,734 in 1996 as a result of a reduction in compensation expenses, which was offset by an increase in professional fees.

      Depreciation increased by $80,321 in 1997 from $1,187,482 in 1996. The increase was attributable to the additional depreciation in 1997 of furniture and fixture additions subsequent to the acquisition.

      Interest income increased $136,024 to $858,423 in 1997 from $722,399 in 1996 as the amount of funds invested increased in 1997.

      Interest expense decreased from $1,935,877 in 1996 to $1,861,619. The decrease was related to the scheduled amortization of long-term debt secured by the Owned Hotels.

      Minority interest decreased from $78,811 in 1996 to $17,048 in 1997. In 1996 the minority interest included the accrued dividends on the J. I. Subsidiary Series A Preferred Stock which was redeemed in 1996.

      The decrease in preferred stock dividends from $808,603 for 1996 to $783,891 for 1997 resulted from the effects of the redemption of the Company's Series A Preferred Stock during 1996.

Liquidity and Capital Resources

      The following discussion reflects the liquidity and capital resources of the Company after the acquisition of the Beck-Yeaggy Group. The Company's principal sources of liquidity are cash on hand (including escrow deposits and replacement reserve), cash from operations, earnings on invested cash and, when required, principally in connection with acquisitions, borrowings (consisting primarily of loans secured by mortgages on real property owned or to be acquired by the Company). The Company's continuing operations are funded through cash generated from its hotel operations. Acquisitions of hotels are expected to be financed through a combination of cash on hand, internally generated cash, issuance of equity securities of Janus and borrowings, some of which is likely to be secured by assets of the Company. The Company has no committed lines of credit and there can be no assurance that credit will be available to the Company or if available that such credit will be available on terms and in amounts satisfactory to the Company. The ability of the Company to issue its common or preferred stock is materially restricted by the requirements of the Code if the Company wishes to preserve its NOLs. See "Description of Business--The Net Operating Loss Carryforwards" and "Risk Factors--Net Operating Loss Carryforwards."

      Historical Changes in Liquidity and Capital Resources

      Total assets increased from $9,047,317 at December 31, 1996 to $61,404,126 at December 31, 1997. The increase in total assets was the result of the acquisition of the Beck-Yeaggy Group as described in Note 3 of the Consolidated Financial Statements.

      Accounts receivable, property and equipment, other current assets, goodwill, notes receivable, other assets, accounts payable, accrued expenses, long-term debt, paid-in-capital, preferred stock and common stock all increased as a result of the acquisition. (See Note 3) The increase in cash and cash equivalents from $6,580,836 in 1996 to $11,191,481 in 1997 is predominantly attributable to contributions from the Reorganization Trust.

      At December 31, 1997 the Company had $11,191,481 in cash and cash equivalents.

      During the year ended December 31, 1997, the Company and its predecessors invested approximately $937,000 in capital improvements in connection with the Owned Hotels. The Company plans to spend an additional $1,500,000 on such capital improvements during the year ending December 31, 1998.

      Capital for improvements to Owned Hotels has been and is expected to be provided by a combination of internally generated cash and, if necessary and available, borrowings. The Company expects to spend annually approximately 4% to 5% of revenues from Owned Hotels for ongoing capital expenditures in each year. The additional anticipated improvements in excess of the 4% to 5% are necessary to reposition the properties in the marketplace. The additional expenditures are mainly a result of the costs for new facilities at Days Inn Sharonville and Days Inn Raleigh. The Company believes, based on its operating experience, that these types of capital investments will enhance the competitive position of the Owned Hotels and thereby enhance the Company's competitive position. Changes in the competitive environment for a specific Owned Hotel may dictate higher or lower capital expenditures.

      The Company maintains a number of commercial banking relationships but does not currently have any committed lines of credit, but it is in active negotiations with lending institutions that might extend credit facilities to the Company for capital purposes including capital that might be required for the acquisition of additional hotels or management contracts. There can be no assurance such negotiations will be successful.

      The Company anticipates that it will be able to secure the capital required to pursue its acquisition program through a combination of borrowing, internally generated cash and utilization of its common and/or preferred stock to the extent such utilization does not jeopardize the Company's NOLs. See
"Description of Business--The Net Operating Loss Carryforwards" and "Risk Factors--Net Operating Loss Carryforwards." There can be no assurance however that the Company will be able to negotiate sufficient borrowings to accomplish its acquisition program on terms and conditions acceptable to the Company, or at all. Further, any such borrowings may contain covenants that impose limitations on the Company that could constrain or prohibit the Company from making additional acquisitions as well as its ability to pay dividends or to make other distributions, incur additional indebtedness or obligations or to enter into other transactions that the Company may deem beneficial. Additionally, factors outside of the Company's control could affect its ability to secure additional funds on terms acceptable to the Company. Those factors include, without limitation, any increase in the rate of inflation and/or interest rates, localized or general economic dislocations, an economic down-turn and regulatory changes constricting the availability of credit.

      The Company has benefited and continues to benefit as the recipient of moneys disbursed by the Reorganization Trust as the Reorganization Trust accumulates moneys in excess of its reasonably required reserves and projected operating expenses. During 1996, the Company received $7,621,980 in contributions from the Reorganization Trust. Additional amounts of $755,000 and $6,736,020 were transferred on April 25, 1997 and August 19, 1997, respectively. While there is no objective formula to determine the extent to which Reorganization Trust assets exceed projected liabilities and administrative requirements thereby making additional cash available for contribution to the Company, management of the Company believes that there will be future contributions. This belief is based upon the decrease of the Reorganization Trust's administrative expenses through reductions in personnel and office space, which is related to the decreasing volume of unsettled claims of former unsecured creditors of U.S. Lines and U.S. Lines (S.A.). The amount of excess cash available for contribution to the Company will be dependent upon the remaining duration of Reorganization Trust activity necessary to resolve outstanding claims, particularly the asbestos and other late-manifesting personal injury claims, and the amount of professional fees associated with this activity. Accordingly, no assurance can be given as to the amount or timing of additional contributions from the Reorganization Trust, if in fact there are any additional contributions.

      The Company's long-term debt at December 31,1997 totals $19,978,533. Mortgage debt totals $19,812,217, which consists of $10,717,718 in fixed rate, fully self-amortizing mortgage loans and $9,171,483 in adjustable rate (3-5 year adjustment period) mortgage loans. Such adjustable rate loans have maturity dates ranging from August 1998 to April 2006. Interest rates on mortgage debt range from 8.875% to 9.75% with a weighted average interest rate of 9.3% effective at December 31, 1997. The approximate scheduled repayments of principal on the long-term debt of the Company for the next five years are: from 1998 -- $2,112,000; 1999 -- $571,000; 2000 -- $621,000; 2001 -- $1,503,000; 2002
-- $2,717,000. Management of the Company currently believes that the cash flow from the Company's hotel operations will be sufficient to make the required amortization payments. Balloon payments required to be made at the maturity of the non-self-amortizing loans are expected to be made from cash on hand at the time or from the proceeds of refinancing. There can be no assurance that the Company will be able to obtain financing, or financing on terms satisfactory to it.

      Demand at many of the hotels is affected by seasonal patterns. Demand for hotel rooms in the industry generally tends to be lower during the first and fourth quarters and higher in the second and third quarters. Accordingly, the Company's revenues reflect this seasonality.

Inflation

      Although inflation has been relatively stable over the past two years and has not had any discernible effect on the Company's operations, an increase in the inflation rate and related higher interest rates could have a negative effect on the Company's ability to secure additional capital under terms and conditions acceptable to the Company or refinance indebtedness secured by the Owned Hotels. Increase in the rate of inflation and interest rates could materially adversely affect the ability of the Company to expand its operations through the acquisition of Owned Hotels.

Forward Looking Statements

      When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in "Description of Business" and "Management's Discussion and Analysis or Plan of Operation." The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 7. Financial Statements.

      The Financial Statements required by this item appear under the caption "Index to Financial Statements" and are included elsewhere herein.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The material contained in "Election of Directors" and in "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 29, 1998 is hereby incorporated by reference.

Item 10. Executive Compensation.

      The material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 29, 1998 is hereby incorporated by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The material contained in "Voting Securities and Principal Holders Thereof" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 29, 1998 is hereby incorporated by reference.

Item 12. Certain Relationships and Related Transactions.

      The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 29, 1998 is hereby incorporated by reference.

                                     PART IV

Item 13. Exhibits, Lists and Reports on Form 8-K.

Exhibit
  No.     Description
-------   -----------

3.1 Restated Certificate of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to Form 10-QSB of the Registrant for the quarter ended September 30, 1997.

3.2 By-Laws incorporated by reference to Exhibit 3.2 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.1 Employment Agreement with James E. Bishop dated April 4, 1997 incorporated by reference to Exhibit 10.1 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.2 Employment Agreement with Louis S. Beck dated April 24, 1997 incorporated by reference to Exhibit 10.3 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.3 Employment Agreement with Harry G. Yeaggy dated April 24, 1997 incorporated by reference to Exhibit 10.4 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.4 Employment Agreement with Michael M. Nanosky dated April 24, 1997 incorporated by reference to Exhibit 10.5 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.5 1996 Stock Option Plan incorporated by reference to Exhibit 10.6 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.6      Form of Stock Option Agreement incorporated by reference to Exhibit
          10.7 to Form 10- SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.7 Form of Stock Appreciation Right Certificate incorporated by reference to Exhibit 10.8 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.8      Form of Registration Rights Agreement incorporated by reference to
          Exhibit 10.9 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.9 Form of Investor Agreement incorporated by reference to Exhibit 10.10 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.10     Form of Management Agreement incorporated by reference to Exhibit
          10.11 to Form 10- SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.11 Form of Client Service Agreement between Hospitality Employee Leasing Program, Inc. and Janus Industries, Inc. incorporated by reference to
          Exhibit 10.12 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.12 Form of Product Lease and Service Agreement between Computel Systems, Inc. and Janus Industries, Inc. incorporated by reference to Exhibit
          10.13 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.13 Sublease Agreement between Beck Hospitality Inc. III and Janus Industries, Inc. (Cincinnati premises) incorporated by reference to
          Exhibit 10.14 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.14 Sublease Agreement between Beck Hospitality Inc. III and Janus Industries, Inc. (Boca Raton premises) incorporated by reference to
          Exhibit 10.15 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.15 Partnership Agreement of Beck Summit Hotel Management Group, as amended incorporated by reference to Exhibit 10.16 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.16 Partnership Agreement of Kings Dominion Lodge, G.P. incorporated by reference to Exhibit 10.17 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on June 24, 1997.

10.17 Form of Franchise Agreement with Days Inn of America, Inc. incorporated by reference to Exhibit 10.17 to Amendment No. 1 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on August 22, 1997.

10.18 Form of Franchise Agreement with Knights Franchise Systems, Inc. incorporated by reference to Exhibit 10.18 to Amendment No. 1 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on August 22, 1997.

10.19 Membership with Best Western International, Inc. incorporated by reference to Exhibit 10.19 to Amendment No. 1 to Form 10-SB of the Registrant filed with the Securities and Exchange Commission on August 22, 1997.

24.1      Power of Attorney

27.1      Financial Data Schedule

          Reports on Form 8-K:

      There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          JANUS AMERICAN GROUP, INC.

Dated:  March 31, 1998                    /s/  James E. Bishop
                                          --------------------------------
                                          James E. Bishop
                                          President

Dated:  March 31, 1998                    /s/  Richard A. Tonges
                                          --------------------------------
                                          Richard A. Tonges
                                          Treasurer and Vice President of
                                          Finance (Principal Financial and
                                          Accounting Officer)

      In accordance with the Securities Exchange Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.

Dated:  March 31, 1998                    /s/     *
                                          --------------------------------
                                          Louis S. Beck
                                          Chairman

Dated:  March 31, 1998                    /s/James E. Bishop
                                          --------------------------------
                                          James E. Bishop
                                          President and Director

Dated:  March 31, 1998                    /s/     *
                                          --------------------------------
                                          Harry G. Yeaggy
                                          Vice Chairman

Dated:  March 31, 1998                    /s/     *
                                          --------------------------------
                                          Arthur Lubell
                                          Director

Dated:  March 31, 1998                    /s/     *
                                          --------------------------------
                                          Richard P. Lerner
                                          Director

Dated:  March 31, 1998                    /s/     *
                                          --------------------------------
                                          Vincent W. Hatala, Jr.
                                          Director

Dated:  March 31, 1998                    /s/     *
                                          --------------------------------
                                          Lucille Hart-Brown
                                          Director

Dated:  March 31, 1998                    /s/     *
                                          --------------------------------
                                          Anthony Pacchia
                                          Director

Dated:  March 31, 1998                    /s/     *
                                          --------------------------------
                                          C. Scott Bartlett, Jr.
                                          Director

Dated:  March 31, 1998                    /s/     *
                                          --------------------------------
                                          Michael M. Nanosky
                                          President of Hotel Operations
                                          and Director

Dated:  March 31, 1998                    /s/     *
                                          --------------------------------
                                          Paul Tipps
                                          Director

Dated:  March 31, 1998                    /s/     *
                                          --------------------------------
                                          Peter G. Aylward
                                          Director

*      /s/  James E. Bishop
--------------------------------
James E. Bishop
Attorney-in-Fact

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                          PAGE
                                                                        --------
  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2

  CONSOLIDATED BALANCE SHEETS
    DECEMBER 31, 1997 AND 1996                                             F-3

  CONSOLIDATED STATEMENTS OF OPERATIONS
    YEARS ENDED DECEMBER 31, 1997 AND 1996                                 F-4

  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    YEARS ENDED DECEMBER 31, 1997 AND 1996                                 F-5

  CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED DECEMBER 31, 1997 AND 1996                                 F-6

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7/31

                                      * * *

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors
Janus American Group, Inc.

We have audited the accompanying consolidated balance sheets of JANUS AMERICAN GROUP, INC. (formerly, Janus Industries, Inc.) AND SUBSIDIARIES as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janus American Group, Inc. and Subsidiaries as of December 31, 1997 and 1996, and their results of operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    J. H. COHN LLP

Roseland, New Jersey
February 20, 1998

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                     ASSETS                              1997            1996
                     ------                           -----------    ----------
Current assets:
    Cash and cash equivalents                         $11,191,481    $6,580,836
    Cash restricted for payments to redeem
        preferred stock of subsidiary                                   673,200
    Accounts receivable                                   408,474        83,100
    Current portion of mortgage notes receivable          123,022
    Other current assets                                  913,616       184,734
                                                      -----------    ----------
          Total current assets                         12,636,593     7,521,870
Property and equipment, net of accumulated
  depreciation                                         34,803,291       582,693
Mortgage notes receivable, net of current
    portion                                             5,558,755
Goodwill, net of accumulated amortization               6,707,506       860,966
Deferred costs of proposed acquisition                                   74,692
Other assets                                            1,697,981         7,096
                                                      -----------    ----------
          Totals                                      $61,404,126    $9,047,317
                                                      ===========    ==========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
    Payable for redemption of preferred stock
        of subsidiary                                               $   673,200
    Current portion of long-term debt                 $ 2,112,215
    Accounts payable                                      903,234       149,020
    Accrued expenses                                      827,405       159,655
    Dividends payable on preferred stock                  197,583
                                                      -----------    ----------
          Total current liabilities                     4,040,437       981,875
Long-term debt, net of current portion                 17,866,318
Deferred tax liabilities, net                           1,190,000
                                                      -----------    ----------
           Total liabilities                           23,096,755       981,875
                                                      -----------    ----------
Minority interest                                       1,688,969        43,837
                                                      -----------    ----------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, par value $.01 per share:
        5,000,000 shares authorized:
        Series A; 4,000 shares authorized; none issued
        Series B; 12,000 shares authorized; 10,451.88
          shares issued and outstanding                       105
    Common stock, par value $.01 per share;
        15,000,000 shares authorized; 11,880,867
        and 8,080,868 shares issued in 1997 and
        1996                                              118,809        80,809
    Additional paid-in capital                         43,163,320    13,061,256
    Accumulated deficit                                (5,347,533)   (4,245,730)
    Treasury stock - 3,189,132 and 2,849,850
        common shares in 1997 and 1996, at cost        (1,316,299)     (874,730)
                                                      -----------    ----------
           Total stockholders' equity                  36,618,402     8,021,605
                                                      -----------    ----------
           Totals                                     $61,404,126    $9,047,317
                                                      ===========    ==========

See Notes to Consolidated Financial Statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                        1997           1996
                                                    ------------    -----------
Hotel revenues:
    Room and related services                       $  8,213,514
    Food and beverage                                  1,222,680
    Management fees                                      566,824
    Other                                                272,620
                                                    ------------
           Total hotel revenues                       10,275,638
                                                    ------------
Costs and expenses:
    Direct hotel operating expenses:
        Room and related services                      1,841,215
        Food and beverage                              1,115,954
        Selling and general                              353,829
                                                    ------------
           Total direct hotel operating expenses       3,310,998
    Occupancy and other operating expenses             1,174,951
    Selling, general and administrative expenses       3,480,117    $ 1,116,222
    Depreciation of property and equipment               873,581          4,815
    Amortization of goodwill                             112,900
                                                    ------------    -----------
           Total costs and expenses                    8,952,547      1,121,037
                                                    ------------    -----------
Operating income (loss)                                1,323,091     (1,121,037)
Other income (expense):
    Interest income                                      708,783        247,516
    Other income                                          30,002
    Interest expense                                  (1,248,869)
                                                    ------------    -----------
Income (loss) before income taxes and
    minority interest                                    813,007       (873,521)
Provision for income taxes                               331,000
                                                    ------------    -----------
Income (loss) before minority interest                   482,007       (873,521)
Minority interest in income of subsidiary                 58,042         50,490
                                                    ------------    -----------
Income (loss) from continuing operations                 423,965       (924,011)
                                                    ------------    -----------
Discontinued oil and gas services operations:
    Loss from operations, net of credit for
        income taxes of $136,000 in 1997                (213,353)      (269,970)
    Loss on disposal, net of credit for income
        taxes of $193,000 in 1997                       (773,356)
                                                    ------------    -----------
           Total discontinued operations                (986,709)      (269,970)
                                                    ------------    -----------
Net loss                                                (562,744)    (1,193,981)
Preferred dividend requirements                          539,059         24,712
                                                    ------------    -----------
Net loss applicable to common stock                 $ (1,101,803)   $(1,218,693)
                                                    ============    ===========
Basic loss per common share:
    Continuing operations                           $       (.02)   $      (.19)
    Discontinued operations                                 (.13)          (.05)
                                                    ------------    -----------
    Net loss                                        $       (.15)   $      (.24)
                                                    ============    ===========
Basic weighted average common shares out-
    standing                                           7,534,248      5,119,634
                                                    ============    ===========

See Notes to Consolidated Financial Statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996


                              Preferred Stock     Common Stock      Additional                    Treasury Stock
                              ----------------  ----------------     Paid in     Accumulated    -------------------
                              Shares    Amount  Shares     Amount     Capital      Deficit      Shares       Amount        Total
                              ------    ------  ------     ------     -------      -------      ------       ------        -----
Balance, January 1, 1996     2,200.00   $ 22   7,812,500  $ 78,125  $ 4,967,763  $(3,027,037)  2,812,500  $  (772,017)  $ 1,246,856
Net loss                                                                          (1,193,981)                            (1,193,981)
Contributions to capital
   from reorganization
   trust                                                              7,578,143                                           7,578,143
Shares and warrants
   issued to acquire
   oil and gas services
   business                                      268,368     2,684      735,328                                             738,012
Shares returned as a
   result of post-closing
   adjustments in
   connection with
   acquisition of oil
   and gas services
   business                                                                                       37,350     (102,713)     (102,713)
Redemption of preferred
   stock                    (2,200.00)   (22)                          (219,978)                                           (220,000)
Preferred stock
   dividends                                                                         (24,712)                               (24,712)
                            ---------   ----  ----------  --------  -----------  -----------   ---------  -----------   -----------
Balance, December 31, 1996       --      --    8,080,868    80,809   13,061,256   (4,245,730)  2,849,850     (874,730)    8,021,605
Net loss                                                                            (562,744)                              (562,744)
Contributions to capital
   from reorganization
   trust                                                              7,440,930                                           7,440,930
Shares issued to acquire
   hospitality business     10,451.88    105   3,799,999    38,000   22,763,772                                          22,801,877
Repurchase of 276,400
   warrants                                                            (102,638)                                           (102,638)
Repurchase of common stock                                                                       339,282     (441,569)     (441,569)
Preferred stock dividends                                                           (539,059)                              (539,059)
                            ---------   ----  ----------  --------  -----------  -----------   ---------  -----------   -----------
Balance, December 31, 1997  10,451.88   $105  11,880,867  $118,809  $43,163,320  $(5,347,533)  3,189,132  $(1,316,299)  $36,618,402
                            =========   ====  ==========  ========  ===========  ===========   =========  ===========   ===========

See Notes to Consolidated Financial Statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                          1997          1996
                                                     ------------   ------------

Operating activities:
  Net loss                                           $  (562,744)   $(1,193,981)
  Adjustments to reconcile net loss to net
      cash provided by (used in) operating
      activities:
      Depreciation                                       993,394         61,434
      Amortization of goodwill                           172,442         30,375
      Effects of discontinued operations                 966,356
      Minority interest in income of subsidiary           58,042         50,490
      Changes in operating assets and liabilities:
         Accounts receivable                             (94,425)        17,229
         Other current assets                           (511,857)       (89,393)
         Other assets                                   (447,191)         7,547
         Accounts payable and accrued expenses           158,322        (85,593)
                                                     -----------    -----------
             Net cash provided by (used in)
                operating activities                     732,339     (1,201,892)
                                                     -----------    -----------
Investing activities:
  Acquisitions of businesses, net of noncash
      consideration and cash acquired                 (1,646,541)      (701,631)
  Purchases of property and equipment                   (846,953)      (101,854)
  Proceeds from sales of equipment                        45,000          9,000
  Costs of proposed acquisition                                         (74,692)
  Proceeds from payments of notes receivable              76,505
                                                     -----------    -----------
             Net cash used in investing activities    (2,371,989)      (869,177)
                                                     -----------    -----------
Financing activities:
  Increase (decrease) in restricted cash                 631,962       (673,200)
  Repayments of long-term borrowings                    (355,042)
  Redemption of preferred stock                                        (220,000)
  Redemption of preferred stock of subsidiary           (631,962)
  Repurchase of common stock                            (441,569)
  Repurchase of warrants                                (102,638)
  Preferred stock dividends                             (341,476)      (130,312)
  Contributions to capital from reorganization
      trust, including $50,090 and $43,837 at-
      tributable to minority interest                  7,491,020      7,621,980
                                                     -----------    -----------
             Net cash provided by financing activi-
                ties                                   6,250,295      6,598,468
                                                     -----------    -----------
Increase in cash and cash equivalents                  4,610,645      4,527,399
Cash and cash equivalents, beginning of year           6,580,836      2,053,437
                                                     -----------    -----------
Cash and cash equivalents, end of year               $11,191,481    $ 6,580,836
                                                     ===========    ===========
Supplemental disclosure of cash flow data:
  Interest paid                                      $ 1,246,732    $     1,476
                                                     ===========    ===========
  Income taxes paid                                  $   187,200
                                                     ===========

See Notes to Consolidated Financial Statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization:

      As of December 31, 1997, the continuing operations of Janus American Group, Inc. ("Janus"), which until September 29, 1997 had been named Janus Industries, Inc., and its subsidiaries were comprised primarily of the operations of seven hotels (of which six are wholly-owned and one is 85%-owned) and a hotel management company. Janus, its subsidiaries and its predecessor entities are referred to collectively herein as the "Company."

      The Company's owned and managed hotels are located primarily in the Midwestern and Southeastern parts of the United States and are designed to appeal primarily to business travelers and vacationers on limited budgets. As further described in Note 3, the hotel operations and two mortgage notes receivable were acquired, effectively, as of April 30, 1997 in a transaction that was accounted for as a purchase. Accordingly, the accompanying consolidated financial statements reflect the accounts for the hotel operations from the date of acquisition and the financial statements for periods prior to that date are not comparable.

      As further described in Note 12, management decided during December 1997 to discontinue and dispose of all of the Company's operations related to the provision of engineering and wireline logging services to companies in the oil and gas industry (the "oil and gas services operations"). As further described in Note 3, those operations were acquired on July 15, 1996 in a transaction that was accounted for as a purchase.

      From February 1990, when it emerged from the reorganization proceedings described below, until July 15, 1996, the Company did not actively engage in any trade or business. Income consisted primarily of interest on temporary investments. Expenses consisted primarily of professional fees and other costs incurred in connection with the Company's efforts to acquire businesses, and record retention and other administrative expenses incurred to satisfy existing financial reporting requirements.

      In November 1986, the Company's predecessors, United States Lines, Inc. ("USL") and United States Lines (S.A.) Inc. ("USL-SA"), together with two related companies, filed petitions under Chapter 11 of the United States Bankruptcy Code. In May 1989, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") confirmed a plan of reorganization with respect to such companies, which was later amended and modified pursuant to an order of the Bankruptcy Court entered in February 1990 (the "Plan").

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization (continued):

      Pursuant to the Plan and the order of the Bankruptcy  Court confirming the
      Plan:

        a. USL and USL-SA changed their names to Janus Industries, Inc. and JI Subsidiary, Inc. ("JIS"), respectively;

        b. The United States Lines, Inc. and United States Lines (S.A.) Inc. Reorganization Trust (the "Reorganization Trust") was established for the purpose of administering the Plan and liquidating and paying claims of former creditors of USL and USL-SA; it will also make contributions of cash to Janus and JIS from time to time of amounts in excess of its projected liabilities and administrative requirements;

        c. All claims of former creditors of USL and USL-SA were discharged; as a result, such former creditors may look only to the Reorganization Trust (and not Janus or JIS) for payment of amounts in respect of their discharged claims;

        d. The interests of all holders of shares of the capital stock of USL and USL-SA were extinguished and the former creditors of USL and USL-SA became entitled to receive all of the shares of capital stock issuable by Janus and JIS, except for shares issuable to Janus and a subsidiary of Dyson-Kissner-Moran ("DKM"), a new investor; shares of capital stock issuable to such former creditors were initially issued to the Reorganization Trust as recordholder for reissuance to such creditors; and

      e. The Reorganization Trust contributed $3,000,000 of USL and USL-SA cash to capitalize Janus and JIS on February 23, 1990 and provided Janus and JIS with certain books and records, and all tax attributes and tax benefits, of USL and USL-SA; it also made cash contributions of approximately $7,491,000 and $7,622,000 to the capital of Janus and JIS in 1997 and 1996, respectively.

      At the time the Plan was approved, Janus and JIS had no commercial operations. However, they had substantial Federal net operating loss carryforwards (see Note 11). Under the Plan, DKM purchased approximately 36% of the Company's common stock and a warrant to purchase an additional 9% of the Company's common stock for $3,000,000. In addition, DKM was to control the Board of Directors of Janus and was required to seek and assist the Company in the consummation of the acquisition of one or more operating businesses while preserving the Federal income tax attributes of Janus and JIS. However, DKM was not able to assist the Company in consummating any acquisitions and, as a result, the Company repurchased and redeemed all of DKM's interests in Janus and JIS.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization (concluded):

      The Company obtained new management during 1995 and consummated the acquisition of the oil and gas services operations in 1996 and the hotel operations in 1997.

Note 2 - Summary of significant accounting policies:

        Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

        Fresh-start accounting:

            The Company adopted fresh-start accounting at the time of its reorganization in February 1990 (see Note 1). The Company's opening balance sheet consisted of $6,000,000 in cash and capital stock. Accordingly, the reorganization value of the Company approximated book value.

        Principles of consolidation:

            The consolidated financial statements include the accounts of Janus and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

        Cash equivalents:

            Cash equivalents generally consist of highly liquid investments with maturities of three months or less when acquired.

        Property and equipment:

            Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

        Goodwill:

            Goodwill, which represents the excess of the costs of acquired businesses over the fair value of the net assets acquired at the respective dates of acquisition, is amortized using the straight-line method over the estimated useful lives of the assets.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant  accounting policies (continued):

        Impairment of long-lived assets:

            The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment and goodwill, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

        Deferred loan costs:

            Costs incurred to obtain long-term financing are deferred and amortized using the straight-line method (which approximates the interest method) over the terms of the loans.

        Revenue recognition:

            The Company recognizes revenues from room and related services and management fees on an accrual basis as earned. Food and beverage revenues are recognized when goods are sold. Revenues from discontinued engineering and wireline logging services are also recognized on an accrual basis as earned.

        Advertising costs:

            The costs of advertising and promotion are expensed as incurred. Advertising costs charged to operations, all of which were attributable to the Company's hotel operations, amounted to $191,000 in 1997.

        Income taxes:

            The Company accounts for income taxes pursuant to the asset and liability method which requires deferred tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Income tax credits attributable to benefits from net operating loss carryforwards or other temporary differences that existed at the time the Company adopted fresh-start accounting are reflected as a contribution to stockholders' equity in the period in which the tax benefits are realized.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant  accounting policies  (continued):

        Income taxes (concluded):

            As explained in Note 1, the assets and liabilities of USL and USL-SA were initially transferred to the Reorganization Trust in February 1990. The Reorganization Trust is considered to be a grantor trust for income tax purposes. Accordingly, any taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Reorganization Trust are recorded in the Federal and state income tax returns of the Company; however, such assets and liabilities are not presented in these consolidated financial statements.

        Stock options:

            In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the
            Company will recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options had been applied, if such amounts differ materially from the historical amounts.

        Income (loss) per common share:

            Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaces the presentation of "primary" and "fully-diluted" income (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "diluted" income (loss) per common share.

            Basic net income (loss) per common share is calculated by dividing net income or loss, as adjusted for required preferred stock dividends, by the weighted average number of common shares outstanding during the period. The calculation of diluted net income
            (loss)  per  common  share is  similar  to that of basic net  income
            (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options and warrants, were issued during the period.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of significant  accounting policies (concluded):

        Income (loss) per common share (concluded):

            Since the Company had losses applicable to common stock in 1997 and 1996, the assumed effects of the exercise of outstanding stock options and warrants were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying consolidated statements of operations. In addition, the basic per share amounts presented in the accompanying consolidated statements of operations which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

        Other recent accounting pronouncements:

            In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting
            Comprehensive Income ("SFAS 130"), and Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"), which could require the Company to make additional disclosures in its financial statements no later than for the year ending December 31, 1998. SFAS 130 defines comprehensive income, which includes items in addition to those reported in the statement of operations, and requires disclosures about its components. Management believes that the adoption of SFAS 130 will not have a material impact on the Company's disclosures. SFAS 131 requires disclosures for each segment of a business and the determination of segments based on its internal management structure. Management is in the process of evaluating whether SFAS 131 will require the Company to make any additional disclosures.

Note 3 - Acquisitions:

      On April 24, 1997, the Company entered the hospitality business by acquiring the following from affiliates of Louis S. Beck and Harry Yeaggy (the "Sellers"): (i) seven hotels (of which six are wholly-owned and one is owned by an 85%-owned partnership), (ii) a hotel management company and substantially all of the assets thereof other than seven management contracts and (iii) financial participations in the form of mortgages on one additional hotel and a campground (the "Mortgages"). The hotels, the management company and the Mortgages are also referred to herein as the "Hotel Group." The Sellers also own controlling interests in other hotels, certain of which are managed by the management company. Each of the Sellers became an executive officer of the Company as of the date of acquisition.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisitions (continued):

      The consideration exchanged by the Company for the assets and liabilities of the Hotel Group and the other direct acquisition costs were comprised as follows:

      Issuance of:

         10,451.88  shares  of  Series B  preferred  stock
            with a liquidating and estimated fair value
            of $1,000 per share (Note 8)                            $10,451,880
         3,799,999 shares of Janus common stock with
            an estimated fair value of $3.25 per share               12,349,997
                                                                    -----------
                Total value of shares issued                         22,801,877
      Cash paid to the Sellers to repay short-term
         loans                                                          793,803
      Legal, accounting and other costs related to
         the purchase                                                 1,007,424
                                                                    -----------
                Total purchase price to be allocated                $24,603,104
                                                                    ===========

      The acquisition was accounted for as a purchase and, accordingly, the results of operations of the Hotel Group have been included in the accompanying consolidated statements of operations subsequent to April 30, 1997 (the effective date of the acquisition for accounting purposes). In addition, total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with the excess of cost over such fair values allocated to goodwill, as shown below:

      Cash                                                         $    79,994
      Accounts receivable                                              230,011
      Other current assets                                             217,024
      Property and equipment                                        34,400,000
      Mortgage notes receivable                                      5,758,282
      Goodwill                                                       6,820,406
      Other assets                                                   1,256,672
      Accounts payable                                                (579,115)
      Other current liabilities                                       (519,595)
      Long-term debt                                               (20,333,575)
      Deferred tax liabilities                                      (1,190,000)
      Minority interest in the 85%-owned hotel
         partnership                                                (1,537,000)
                                                                   -----------
             Total purchase price allocated                        $24,603,104
                                                                   ===========

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisitions (continued):

      Although the Company has a substantial amount of estimated available net operating loss carryforwards for Federal income tax and alternative minimum tax purposes, the deferred tax assets potentially available from such carryforwards have been reduced by a valuation allowance due to uncertainties related to their future realization (see Note 11). Accordingly, the amounts allocated to goodwill and deferred tax liabilities shown above in connection with the acquisition of the Hotel Group have each been reduced by approximately $8,134,000, which is equivalent to the reduction in the valuation allowance attributable to the portion of the net operating loss carryforwards that management estimates will be offset by temporary differences attributable to the acquired net assets of the Hotel Group.

      The issuance of Janus common and preferred shares in connection with the acquisition was a noncash transaction that is not reflected in the accompanying 1997 consolidated statement of cash flows. The goodwill attributable to the acquisition of the Hotel Group is being amortized based on an estimated useful life of 40 years.

      The following unaudited pro forma information shows the results of continuing operations for 1997 and 1996 (and, accordingly, exclude the results of the discontinued oil and gas services operations) as though the Hotel Group had been acquired as of January 1, 1996:

                                                               PRO FORMA
                                                       ------------------------
                                                           1997         1996
                                                       -----------  -----------
      Hotel revenues:
          Room and related services                    $10,968,056  $10,927,443
          Food and beverage                              1,651,293    1,617,775
          Management fees                                  921,217    1,037,404
          Other                                            321,629      245,801
                                                        ----------   ----------
                 Total hotel revenues                   13,862,195   13,828,423
                                                        ----------   ----------
      Costs and expenses:
          Direct hotel operating ex-
             penses:
             Room and related services                   2,586,017    2,492,438
             Food and beverage                           1,475,257    1,412,193
             Selling and general                           538,820      529,905
                                                        ----------   ----------
                 Total direct hotel operat-
                   ing expenses                          4,600,094    4,434,536
          Occupancy and other operating
             expenses                                    1,742,975    1,730,704
          Selling, general and admini-
             strative expenses                           4,537,086    4,566,734
          Depreciation of property and
             equipment                                   1,267,803    1,187,482
          Amortization of goodwill                         169,737      170,510
                                                        ----------   ----------
                 Total costs and expenses               12,317,695   12,089,966
                                                        ----------   ----------

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisitions (continued):

                                                           1997        1996
                                                       -----------  -----------
      Operating income                                 $ 1,544,500  $ 1,738,457
      Other income (expense):
          Interest income                                  858,423      722,399
          Other income                                      30,002
          Interest expense                              (1,861,619)  (1,935,877)
                                                       -----------  -----------
      Income before income taxes and
          minority interest                                571,306      524,979
      Provision for income taxes                           219,000      201,000
                                                       -----------  -----------
      Income before minority interest                      352,306      323,979
      Minority interest                                     17,048       78,811
                                                       -----------  -----------
      Income from continuing opera-
          tions                                            335,258      245,168
      Less preferred dividend require-
          ments                                            783,891      808,603
                                                       -----------  -----------
      Net loss from continuing opera-
          tions applicable to common
          stock                                        $  (448,633) $  (563,435)
                                                       ===========  ===========
      Basic loss per common share
          from continuing operations                   $      (.05) $      (.06)
                                                       ===========  ===========
      Basic weighted average number
          of common shares outstanding                   8,783,563    9,031,017
                                                       ===========  ===========

      In addition to combining the historical results of operations of the Company (which did not have any active operations prior to the Hotel Group acquisition other than the discontinued oil and gas services operations not included above) and the historical pre-acquisition results of operations of the Hotel Group, the pro forma results of operations include adjustments that, among other things, reflect:

        --  The  elimination  of  the   net  revenues  derived  from  management
            contracts of the Hotel Group that were not acquired by the Company;

        -- Depreciation of property and equipment based on the fair values of assets acquired;

        -- Amortization of the additional goodwill arising from the Hotel Group acquisition;

        -- The net effects of changes to compensation and related expenses based on revised lease agreements and expense sharing arrangements with a related party and revised employment agreements;

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisitions (continued):

        -- The provision for income taxes is based upon pro forma income from continuing operations and the statutory Federal and state rates. Any actual income tax credits attributable to benefits from net operating loss carryforwards that existed at the time the Company adopted fresh-start accounting will be reflected as a contribution to stockholders' equity in the period in which the tax benefits are realized; and

        -- The effects of the issuance of shares of preferred and common stock as part of the consideration for the acquisition on preferred stock dividends and weighted average common shares.

      The unaudited pro forma results of operations shown above do not purport to represent what the combined results of operations actually would have been if the acquisition of the Hotel Group had occurred as of January 1, 1996 instead of the actual date of consummation or what the results of operations would be for any future periods.

      On July 15, 1996, the Company commenced oil and gas services operations when it acquired certain assets and liabilities of Pre-Tek Wireline Service Company, Inc. ("PTWSC") and its wholly-owned subsidiary, K.F.E. Wireline, Inc. ("KFE"), for consideration comprised of cash, common stock and warrants. PTWSC and KFE are referred to collectively herein as "Pre-Tek." The oil and gas services operations were discontinued in December 1997.

      The consideration exchanged by the Company for such assets and liabilities and the other direct acquisition costs were comprised as follows:

      Cash payments to certain creditors and
          former stockholders of Pre-Tek                            $   605,413
      Issuance of 268,368 shares of Janus
          common  stock,  with a fair value of $2.75 per share,
          and 500,000  warrants to purchase Janus common stock,
          to stockholders and
          former stockholders of Pre-Tek                                738,012
      Return of 37,350 shares of Janus common
          stock as a result of post-closing
          adjustments                                                  (102,713)
      Other acquisition costs                                           182,092
                                                                    -----------
            Total                                                   $ 1,422,804
                                                                    ===========

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisitions (concluded):

      The acquisition was accounted for as a purchase and, accordingly, the results of Pre-Tek's operations have been included as discontinued operations in the accompanying consolidated statements of operations from July 15, 1996, the effective date of the acquisition. In addition, total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with the excess of cost over such fair values allocated to goodwill, as shown below:

         Equipment                                                  $  543,995
         Goodwill                                                      891,341
         Other assets                                                  247,599
         Accounts payable and other current
             liabilities                                              (260,131)
                                                                    ----------
         Cost of acquisition                                        $1,422,804
                                                                    ==========

      The issuance and return of Janus common shares in connection with the acquisition were noncash transactions that are not reflected in the accompanying 1996 consolidated statement of cash flows. The goodwill attributable to the acquisition of Pre-Tek was initially amortized based on an estimated useful life of 15 years. However, the unamortized balance of approximately $800,000 was written off and included in the loss from discontinued operations in 1997 (see Note 12).

      Unaudited pro forma information showing the results of operations for 1997 and 1996 as though the oil and gas services operations had been acquired as of January 1, 1996 is not presented because such operations have been discontinued.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Mortgage notes receivable:

      The Mortgages, which were acquired on April 24, 1997 in connection with acquisition of the Company's hotel operations, are secured by a hotel in Juno Beach, Florida and a campground in Kissimmee, Florida, both of which are owned by entities controlled by the Sellers. The Sellers have also personally guaranteed the Mortgages. The balances receivable at December 31, 1997 consisted of the following:

         Note secured  by  hotel  property,  with  interest
             at .5% above a specified  prime rate (an
             effective  rate of 9.0% at December 31, 1997)           $2,185,744
         Note secured by campground, with interest
             at 8%                                                    3,496,033
                                                                     ----------
         Total long-term debt                                         5,681,777
         Less current portion                                           123,022
                                                                     ----------
         Long-term portion, net of current portion                   $5,558,755
                                                                     ==========

      The Mortgages are payable in monthly installments of principal and interest through April 2003 and final installments of all remaining principal and interest in May 2003.

      Principal payments on the Mortgages in each of the five years subsequent to December 31, 1997 are receivable as follows:

         Year Ending
         December 31,                                                Amount
         ------------                                                ------
            1998                                                    $123,022
            1999                                                     133,708
            2000                                                     145,326
            2001                                                     157,958
            2002                                                     171,690

      The Company derived interest income of $320,516 from the Mortgages during the period from May 1, 1997 to December 31, 1997.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Property and equipment:

      Property and equipment at December 31, 1997 and 1996 consisted of the following:

                                        Years of
                                         Useful
                                          Life          1997           1996
                                        --------        ----           ----
        Land                                        $ 6,035,000
        Hotels                             30        26,942,000
        Hotel furniture and
            fixtures                        5         2,232,941
        Equipment and vehicles              5           648,147       $642,908
        Other                               5            11,724         25,890
                                                    -----------       --------
                                                     35,869,812        668,798
        Less accumulated depre-
            ciation and amortiza-
            tion                                      1,066,521         86,105
                                                    -----------       --------
              Totals                                $34,803,291       $582,693
                                                    ===========       ========

Note 6 - Long-term debt:

      Long-term debt at December 31, 1997 consisted of the following:

      Fixed   rate   mortgage    notes   payable   in   monthly
          installments,  including  interest  at rates  ranging
          from 8.875% to 10%;  the  mortgage  notes mature from
          August 2000 through January 2016                           $10,717,718

      Variable  rate   mortgage   notes   payable   in  monthly
          installments,  including  interest  at rates  varying
          with the prime commercial lending rate, rates on U.S.
          Treasury  securities  and other defined  indexes (the
          effective  rates at  December  31,  1997  ranged from
          8.73% to 9.5%); the mortgage notes mature from August
          1998 through April 2006                                      9,094,499

      Equipment notes with various maturities through December
          2001 and interest at rates ranging from 8.98% to 15%           166,316
                                                                     -----------
      Total long-term debt                                            19,978,533
      Less current portion                                             2,112,215
                                                                     -----------
      Long-term debt, net of current portion                         $17,866,318
                                                                     ===========

      Long-term debt is secured by the Company's Mortgages and substantially all of its property and equipment.

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Long-term debt (concluded):

      Principal payments in years subsequent to December 31, 1997 are as follows:

           Year Ending
           December 31,                                         Amount
           ------------                                         ------
               1998                                           $2,112,215
               1999                                              570,665
               2000                                              620,790
               2001                                            1,502,792
               2002                                            2,717,123


Note 7 - Commitments and contingencies:

        Employment agreements:

            During 1997, the Company entered into employment agreements whereby it will be obligated to pay minimum salaries to four of its executive officers, including each of the Sellers, aggregating $750,000 during 1998 and 1999 and $250,000 in 2000.

        Concentration of credit risk:

            Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in banks, accounts receivable and the Mortgages.

            The Company maintains its cash balances in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits thereby exposing the Company to credit risk. The Company reduces its exposure to credit risk by maintaining such deposits with financial institutions which management believes are high quality.

            Exposure to credit risk with respect to trade receivables is limited by the short payment terms and, generally, the low balances applicable to such instruments and the Company's routine assessment of the financial strength of its customers. Exposure to credit risk with respect to the Mortgages is limited because they are secured by real estate.

        Litigation:

            The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have any material adverse effects on the Company's consolidated financial statements in subsequent years.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity:

        Capital stock:

            Information regarding the capital stock of Janus follows:

              -- Preferred stock, par value $.01 per share; 5,000,000 shares authorized of which 4,000 shares were designated as "Series A" (the "Janus Series A preferred stock") at December 31, 1997 and 1996, respectively, and 12,000 shares were designated as "Series B" (the "Janus Series B preferred stock") at December 31, 1997; the 2,200 shares of Series A preferred stock that were issued and outstanding at December 31, 1995 were redeemed during 1996; the 10,451.88 shares of Series B preferred stock outstanding at December 31, 1997 were issued during 1997; and

              -- Common stock, par value $.01 per share; 15,000,000 shares authorized; 11,880,867 and 8,080,868 shares issued at December 31, 1997 and 1996, respectively; 3,189,132 and 2,849,850 shares held as treasury shares at December 31, 1997 and 1996, respectively. At December 31, 1997, the Reorganization Trust held 1,057,048 shares of Janus common stock for possible future distribution under the Plan which the Reorganization Trust was originally required to vote in proportion to the votes cast by the Company's other stockholders.

                  On April 14, 1997, the Bankruptcy Court issued an order modifying the terms under which the Reorganization Trust votes the shares of Janus common stock it holds. As a result, the Reorganization Trust is now required to vote such shares in proportion to the votes cast by other stockholders who acquired their shares prior to March 17, 1997.

            Information regarding the capital stock of JIS follows:

              -- Preferred stock, par value $.01 per share; 5,000,000 shares authorized at December 31, 1997 and 1996, respectively, of which 7,650 shares were designated as "Series A" (the "JIS Series A preferred stock"); the 4,207 shares of Series A preferred stock that were issued and outstanding at December 31, 1995 were redeemed during 1996; and

              -- Common stock, par value $.01 per share; 15,000,000 shares authorized; 5,000,000 shares issued at December 31, 1997 and 1996, respectively; 409,000 shares held as treasury shares at December 31, 1997 and 1996, respectively.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity (continued):

        Capital stock (continued):

            The capitalization of Janus and JIS upon confirmation of the Plan was determined pursuant to the Stock Purchase Agreement dated May 16, 1989, as amended pursuant to the Supplemental Agreement dated as of February 23, 1990 (the "Stock Purchase Agreement"), among the subsidiary of DKM, USL and USL-SA. The Stock Purchase Agreement was an integral part of the Plan.

            On May 15, 1995, the Company repurchased and redeemed from DKM, all of its interests in Janus and JIS (comprised of 1,800 shares of Janus Series A preferred stock, 2,812,500 shares of Janus common stock and 3,443 shares of JIS Series A preferred stock) for total consideration of $1,430,525 and DKM's waiver of its right to any unpaid dividends. Additionally, DKM and its affiliates were released from all of their obligations under the Stock Purchase Agreement.

            The shares of Janus and JIS common stock and Series A preferred stock acquired by the Reorganization Trust were acquired for the benefit of former holders of claims against USL and USL-SA. Such shares will be distributed by the Reorganization Trust from time to time to such former creditors as their claims are liquidated. However, shares of Janus or JIS common stock will be issued by the Reorganization Trust only to creditors in a manner designed to preserve the Company's net operating losses in accordance with the requirements of the Internal Revenue Code.

            The restated Certificate of Incorporation of each of Janus and JIS contain restrictions on the "transfer" (as defined) of shares of the Janus and JIS capital stock which are intended to preserve and maintain the Federal income tax attributes of Janus and JIS. The restated Certificates of Incorporation of each of Janus and JIS prohibit the acquisition of any shares of the capital stock or securities of Janus or JIS if, at the date of such acquisition, such purchaser would be a holder of 5% or more of the issued and outstanding capital stock of Janus or JIS, determined based on the fair market value of the capital stock of Janus or JIS or the votes represented by the shares of the capital stock of Janus or JIS entitled to vote for the election of directors. However, such transfers and issuances can be made if approved by the Board of Directors.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity (continued):

        Capital stock (continued):

            The Janus Series A preferred stock and the JIS Series A preferred stock were substantially identical in their terms. The Janus and JIS Series A preferred stock entitled the holders thereof to cash dividends, payable on the last day of each June and December, at an annual rate equal to 12% of the liquidation preference value of the Janus or JIS Series A preferred stock. Shares of the Janus and JIS Series A preferred stock were redeemable at a price of $100 per share. Holders of the Janus and JIS Series A preferred stock were not entitled to vote except as required by law.

            The Series B preferred stock has a par value of $.01 per share and a liquidating and redemption price of $1,000 per share. Holders of the Series B preferred stock are entitled to cumulative dividends at the annual rate of $75 per share. Unless dividends remain unpaid for a specified period, holders will not derive any voting rights from the Series B preferred stock.

            In December 1996, the remaining 2,200 shares of Janus Series A preferred stock then outstanding were redeemed through the payment of the aggregate redemption price of $220,000 and the aggregate balance of accrued and unpaid dividends of $130,312.

            In December 1996, the Company notified the holders of the remaining 4,207 shares of JIS Series A preferred stock then outstanding that such shares were being redeemed. Those shares were effectively redeemed through the transfer of the aggregate redemption price of $420,750 and the aggregate balance of accrued and unpaid dividends of $252,450 to a restricted cash account which can only be used for such redemption payments. The restricted cash and corresponding liability of $673,200 are reflected separately in the accompanying consolidated balance sheet as of December 31, 1996. The remaining balances at December 31, 1997 were immaterial.

            During 1996, the Reorganization Trust transferred cash in excess of its projected liabilities and administrative requirements totaling $7,621,980 to the Company, of which $6,859,784 was deemed a capital contribution to Janus and $762,196 was deemed a capital contribution to JIS (including $43,837 attributable to the minority interest in the JIS common stock - see Note 14).

            In July 1996, the Company issued 268,368 shares of Janus common stock with a fair value of $738,012, as part of the consideration for the acquisition of Pre-Tek (see Note 3). A total of 37,350 shares were subsequently returned to the Company as a result of post-closing adjustments to the purchase price.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Stockholders' equity (concluded):

        Capital stock (concluded):

            In April 1997, the Company issued 10,451.88 shares of Janus Series B preferred stock and 3,799,999 shares of Janus common stock (approximately 43% of the Janus common stock outstanding after such issuance) as consideration for the acquisition of the Hotel Group (see Note 3).

            Based on the provisions of Janus' corporate charter and a separate agreement between Janus and the Sellers, the Sellers are prohibited from purchasing additional shares of Janus common stock without the prior approval of the Board of Directors.

            During 1997, the Company repurchased 339,282 shares of Janus common stock for $441,569.

            During 1997, the Reorganization Trust transferred cash in excess of its projected liabilities and administrative requirements totaling $7,491,020 to the Company, of which $7,031,054 was deemed a capital contribution to Janus and $459,966 was deemed a capital contribution to JIS (including $50,090 attributable to the minority interest in the JIS common stock - see Note 14).

        Warrants:

            In July 1996, the Company also issued warrants to purchase 500,000 shares of Janus common stock, which were deemed to have a nominal fair value, as part of the consideration for the acquisition of Pre-Tek. All of the warrants will expire on July 15, 2001. During 1997, warrants to purchase 276,400 shares were repurchased for $102,638. At December 31, 1997, warrants to purchase 111,803 shares were exercisable at $3.00 per share; warrants to purchase 55,900 shares were exercisable at $4.00 per share; and warrants to purchase 55,897 shares were exercisable at $5.00 per share. However, the warrants, or the shares issuable upon the exercise of the warrants, may only be sold pursuant to an effective registration statement under the Securities Act of 1933, as amended, or an appropriate exemption from such registration.

            Commencing in May 1999, the warrants become subject to redemption by the Company at $.25 per warrant on 30 days' prior written notice if the market price of the Janus common stock equals or exceeds $10.00 per share for 10 consecutive trading days.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock options and stock appreciation rights:

      During 1996, the stockholders of the Company approved the adoption of the Janus Industries, Inc. 1996 Stock Option Plan (the "1996 Plan") and approved the adoption and termination of the Janus Industries, Inc. Directors' Stock Option Plans (the "Directors' Plan").

      The 1996 Plan provides for grants of incentive stock options ("ISOs") and nonstatutory stock options ("NSOs"). ISOs may be issued to any key employee or officer of the Company; NSOs may be issued to any key employee or officer of the Company or any of the Company's independent contractors, agents or consultants other than nonemployee directors. A committee of at least two directors (the "Committee") will determine the dates on which options become exercisable and terminate (provided that options may not expire more than ten years after the date of grant). All outstanding options will become immediately exercisable in the event of a "change in control" (as defined) of the Company. The exercise price of any ISO must be at least 100% of the fair market value on the date of grant (110% for an optionee that holds more than ten percent of the combined voting power of all classes of stock of the Company). NSOs may be granted at any exercise price determined by the Committee. The Company has reserved 300,000 shares of common stock for issuance under the 1996 Plan.

      The 1996 Plan permits the Committee to grant stock appreciation rights ("SARs") in connection with any option granted under the 1996 Plan. SARs enable an optionee to surrender an option and to receive a payment in cash or common stock, as determined by the Committee, with a value equal to the difference between the fair market value of the common stock on the date of surrender of the related option and the option price.

      During 1996, the Company granted options for the purchase of 20,000 shares of common stock at an exercise price of $2.75 per share. There was no public market for the Janus common stock during 1996 and 1997. Management estimates that the exercise price for the options granted in 1996 approximated the fair value on the date of grant. All of the options remained outstanding and exercisable at December 31, 1997 and 1996.

      The Directors' Plan provided for annual grants of a specified number of stock options to each nonemployee director beginning in 1997 at an exercise price equal to the fair market value of the common stock on the date of grant. No options were granted under the Directors' Plan prior to its termination.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Stock options and stock appreciation rights (concluded):

      During 1997, the Company granted SARs with respect to 100,000 shares of Janus common stock to an executive officer at an exercise price of $3.25 per share which will vest at the rate of 20,000 shares per year commencing on April 23, 1997. It also granted SARs with respect to a total of 40,000 shares of Janus common stock to directors at an exercise price of $3.25 per share which will be exercisable at any time during the period from October 25, 1997 through April 23, 2003; however, the appreciated value paid with respect to the SARs issued to the directors will be limited to $7.00 per share. Appreciation upon any exercise of the SARs issued in 1997 must be paid in cash. Management estimates that the exercise price for the SARs granted in 1997 approximated the fair value on the respective dates of grant and throughout the remainder of the year. Accordingly, the Company made no charges to compensation expense related to the SARs during 1997.

      The SARs issued in 1997 were not issued in conjunction with the 1996 Plan. Accordingly, 280,000 shares of Janus common stock were available for grant under the 1996 Plan at December 31, 1997.

      The 1997 and 1996 pro forma loss from continuing operations applicable to common stock and the related per share information determined using a fair value based method of accounting for the stock options and SARs granted in 1997 and 1996, as required by SFAS 123, do not differ materially from the corresponding historical amounts.

Note 10- Other related party transactions:

      In addition to interest income derived from the Mortgages (see Note 4), results of operations in 1997 include revenues and expenses derived from related party transactions as follows:

      Management fee income:
          Hotels managed for the Sellers (a)                           $265,940
          Hotels managed for a marketing partner (b)                    268,947
      Expenses:
          Personnel leasing fees (c)                                     33,709
          Management systems fees (d)                                    32,417
          Rent for office facilities and equipment (e)                   38,292

      (a) The Company managed seven hotels for entities controlled by the Sellers during the period from May 1, 1997 to December 31, 1997.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10- Other related party transactions (concluded):

        (b) The Company receives a portion of the management fees from hotels managed by a marketing partner and shares a portion of the management fees it earns from certain of the hotels it manages with the marketing partner.

        (c) The Company pays administrative fees to Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly-owned by the Sellers. HELP provides the Company with personnel for the hotels it owns and manages. In addition, the Company reimburses HELP for the actual payments it makes to or on behalf of such employees.

        (d) The Company pays management systems fees for the use of a hotel property management system and related computer hardware and software under an agreement with Computel Computer Systems, Inc., a corporation wholly-owned by the Sellers.

        (e) The leases, which are either on a month-to-month basis or expire no later than April 2000. Minimum future rentals under the leases as of December 31, 1997 were immaterial.

      At December 31, 1997, accounts receivable includes $131,645 arising from management services provided to affiliated entities, and other current assets includes $40,232 for accrued interest receivable on the Mortgages and $146,408 receivable as a result of certain adjustments related to the acquisition of the Hotel Group.

Note 11- Income taxes:

      The net provision for income taxes attributable to income from continuing operations for 1997 is comprised of the following provisions (credits):

          Current - state (including the effects of refunds of
                 $67,000 from prior years)                             $  1,000
                                                                       --------
          Deferred:
              Federal                                                   332,000
              State                                                      (2,000)
                                                                       --------
                     Total                                              330,000
                                                                       --------
                     Total                                             $331,000
                                                                       ========

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11- Income taxes (concluded):

      A reconciliation of the statutory Federal income tax rate of 34% to the effective tax rate for the provision for income taxes attributable to income from continuing operations in 1997 follows:

          Statutory tax rate                                             34.0%
          Nondeductible amortization of goodwill                          4.7
          Other                                                           2.0
                                                                         ----
              Total                                                      40.7%
                                                                         ====

      Additional information as to the components of the Company's loss before income taxes, net provision for income taxes and net loss is set forth below:

                                    Continuing     Discontinued
                                    Operations      Operations          Total
                                    ----------      ----------          -----
      Income (loss) before
          income taxes and
          minority interest          $813,007      $(1,315,709)      $(502,702)
      Minority interest                58,042                           58,042
                                     --------      -----------       ---------
      Income (loss) before
          income taxes                754,965       (1,315,709)       (560,744)
      Provision (credit)
          for income taxes            331,000         (329,000)          2,000
                                     --------      -----------       ---------
      Net income (loss)              $423,965      $  (986,709)      $(562,744)
                                     ========      ===========       =========

      For financial statement purposes, there was no net provision for Federal income taxes in 1997 and 1996 as a result of the net pre-tax loss incurred by the Company during each year. In addition, there was no credit for Federal income taxes in 1997 and 1996 because all of the tax loss attributes referred to above have been fully reserved through a valuation allowance rather than reflected as deferred tax assets due to the lack of a historical taxable income stream and the uncertainties referred to above. Future benefits, if any, to be realized from the utilization of the net operating loss carryforwards generated prior to the Company's reorganization in February 1990 will be reported as an increase in additional paid-in capital and not as a credit to results of operations.

      Additionally, Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a change of more than 50% in the ownership of the corporation during a three year period. As of December 31, 1997, management believes that such a change in ownership has not occurred.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Discontinued operations:

      In December 1997, the Company adopted a plan to discontinue and dispose of the oil and gas services operations that it had acquired in July 1996 (see
      Note 3). Accordingly, the results of the oil and gas services operations through December 31, 1997 and the estimated loss to be incurred in connection with the disposal have been classified as separate components of discontinued operations in the accompanying consolidated statements of operations. Management estimates that the Company will complete the disposal through the sale of the net assets of the oil and gas services operations by March 31, 1998.

      The assets and liabilities of the discontinued operations have been included with those of the Company's continuing operations in the accompanying balance sheets at December 31, 1997 and 1996 and are comprised as follows:


                                                         1997           1996
                                                       --------       --------
        Equipment, net of accumulated
            depreciation of $192,209 and
            $55,702                                    $455,938       $574,845

        Goodwill, net of amortization of
            $30,375                                                    860,966

        Other current and noncurrent assets             212,827        194,606

        Accounts payable and accrued expenses:
            Estimated loss on disposal                 (165,000)
            Other                                      (119,950)      (195,604)
                                                      ---------     ----------
        Net assets of discontinued operations         $ 383,815     $1,434,813
                                                      =========     ==========

      The oil and gas services operations generated net sales of $1,297,715 and $381,055 for the year ended December 31, 1997 and the period from July 15, 1996 (the date of acquisition) through December 31, 1996, respectively.

      The loss on disposal of discontinued operations for the year ended December 31, 1997 was comprised as follows:

        Write-off of remaining goodwill                                $801,356
        Estimated loss to be incurred from January 1, 1998
          through estimated date of disposal                            150,000
        Estimated loss on sale of the remaining net assets               15,000
        Credit for income taxes                                        (193,000)
                                                                       --------
        Loss on disposal                                               $773,356
                                                                       ========

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12- Discontinued operations (concluded):

      The loss on disposal is based on management's best estimate of the results of the discontinued operations through the estimated date of disposal and the amounts to be realized from the sale of the remaining net assets. The actual loss the Company will ultimately realize could differ materially in the near term from the amounts estimated in arriving at the loss on disposal of the discontinued operations.

Note 13- Fair value of financial instruments:

      The Company's financial instruments at December 31, 1997 and/or 1996 consisted of cash, accounts receivable, mortgage notes receivable, accounts payable and fixed and variable rate mortgage and equipment notes payable. In the opinion of management, (i) cash, accounts receivable and accounts payable were carried at values that approximated their fair values because of their short-term maturities and (ii) mortgage notes receivable and mortgage and equipment notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

Note 14- Minority interest:

      The Company owns an interest of approximately 90% in JIS and an interest of 85% in a hotel partnership that it acquired as part of the acquisition of the Hotel Group during 1997 (see Note 3). The balance of the minority interest in these consolidated subsidiaries at the beginning and end of 1997 and 1996 and the changes in the minority interest during each of those years are set forth below:

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14- Minority interest (concluded):
                                                        Hotel
                                         JIS         Partnership        Total
                                         ---         -----------        -----
     Balance, January 1, 1996          $622,710                      $  622,710
     Accrued dividends on
         the JIS Series A
         preferred stock                 50,490                          50,490
     Redemption of the JIS
         Series A preferred
         stock                         (673,200)                       (673,200)
     Effect of contributions
         to capital from the
         Reorganization Trust (a)        43,837                          43,837
                                       --------                      ----------
     Balance, December 31, 1996          43,837                          43,837
     Initial allocation at
         the date of acquisi-
         tion of the Hotel
         Group                                        $1,537,000      1,537,000
     Effect of contributions
         to capital from the
         Reorganization Trust (a)        50,090                          50,090
     Net income (loss)                   (2,814)          60,856         58,042
                                       --------       ----------     ----------
     Balance, December 31, 1997        $ 91,113       $1,597,856     $1,688,969
                                       ========       ==========     ==========

        (a) As a result of prior cumulative losses, distributions and redemptions, the minority interest in JIS had been eliminated as of December 31, 1995 and, since the minority stockholders do not incur any obligations as a result of losses and distributions in excess of their equity in JIS, a portion of such excess was charged against the majority interest in the JIS common stock held by Janus. Accordingly, a portion of each capital contribution made by the Reorganization Trust to JIS in 1997 and 1996 was reallocated to the capital of the majority interest.


                                      * * *