Form 10KSB/A
period 1997-12-31
JANUS AMERICAN GROUP INC
filed 1998-05-01
CIK 1020359

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-KSB/A


                                 AMENDMENT NO. 1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended December 31, 1997

Commission File Number:  0-22745


                           JANUS AMERICAN GROUP, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)


               Delaware                                          13-2572712
    -------------------------------                          -------------------
    (State or Other Jurisdiction of                             (IRS Employer
     incorporation or organization)                          Identification No.)

 2300 Corporate Blvd., N.W., Suite 232
        Boca Raton, Florida                                       33431-8596
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


       Registrant's telephone number, including area code: (561) 994-4800


             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE
                             EXCHANGE ACT OF 1934:

         Title of Class                Name of each exchange on which registered

----------------------------------     -----------------------------------------


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.01 par value
                          ----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90
days:  Yes  [X]      No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $11,573,353.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19,566,945, as of March 17, 1998. It is the position of the Company that the United States Lines, Inc. and United States Lines (S.A.), Inc. Reorganization Trust is not an affiliate.

Number of shares of common stock outstanding as of April 30, 1998:  8,691,735

Transitional Small Business Disclosure Format:  Yes  [ ]      No  [X]


                      DOCUMENTS INCORPORATED BY REFERENCE:

              DOCUMENT INCORPORATED                          PARTS OF REPORT
                  BY REFERENCE                           INTO WHICH INCORPORATED
              ---------------------                      -----------------------

Form 10-KSB filed with the Commission on March 31, 1998         Part III

================================================================================

                                EXPLANATORY NOTE

     The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 31, 1997 to include the information required in Part III, Items 9 through 12, which was omitted in the original filing pursuant to General Instruction E(3) of this Form 10-KSB.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
        DIRECTORS AND EXECUTIVE OFFICERS


DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The directors (including class designation), executive officers and significant employees of the Company are as follows:

================================================================================
                         |        |                              | HELD POSITION
         NAME            |   AGE  |          POSITION            |    SINCE
-------------------------|--------|------------------------------|--------------
Peter G. Aylward         |   56   |  Director (Class B)          |    1997
-------------------------|--------|------------------------------|--------------
C. Scott Bartlett, Jr.   |   65   |  Director (Class A)          |    1996
-------------------------|--------|------------------------------|--------------
Louis S. Beck            |   52   |  Chairman of the Board and   |    1997
                         |        |  Chief Executive Officer     |
                         |        |  (Class A)                   |
-------------------------|--------|------------------------------|--------------
James E. Bishop          |   46   |  Director and President      |    1996
                         |        |  (Class C)                   |
-------------------------|--------|------------------------------|--------------
Lucille Hart-Brown       |   49   |  Director (Class A)          |    1996
-------------------------|--------|------------------------------|--------------
Vincent W. Hatala, Jr.   |   67   |  Director (Class C)          |    1990
-------------------------|--------|------------------------------|--------------
Richard P. Lerner        |   59   |  Director (Class A)          |    1996
-------------------------|--------|------------------------------|--------------
Arthur Lubell            |   84   |  Director (Class B)          |    1990
-------------------------|--------|------------------------------|--------------
Michael M. Nanosky       |   39   |  Director and President of   |    1997
                         |        |  Hotel Operations (Class C)  |
-------------------------|--------|------------------------------|--------------
Anthony J. Pacchia       |   42   |  Director (Class B)          |    1990
-------------------------|--------|------------------------------|--------------
Paul Tipps               |   61   |  Director (Class B)          |    1997
-------------------------|--------|------------------------------|--------------
Richard A. Tonges        |   42   |  Treasurer and Vice President|    1997
                         |        |  of Finance                  |
-------------------------|--------|------------------------------|--------------
Charles W. Thornton      |   55   |  Corporate Counsel           |    1997
-------------------------|--------|------------------------------|--------------
Harry Yeaggy             |   52   |  Vice Chairman of the Board  |    1997
                         |        |  (Class C)                   |
================================================================================

     During 1997, the Board of Directors of the Company held eight (8) meetings. Anthony J. Pacchia, a Class B Director who is not standing for reelection, attended only five (5) of such meetings which is less than 75% of the meetings held during the year.

     All directors of the Company hold office until their respective successors are elected and qualified, or until their death, resignation or removal. Officers serve at the discretion of the Board of Directors.

     There are no family relationships between any directors or executive officers of the Company.

CLASS B DIRECTORS: The following Class B Directors have terms ending in 1998:

PETER G. AYLWARD

     Mr. Aylward has been a director of the Company since April 24, 1997. Mr. Aylward has been President of Strategic Property Advisers, Inc., an investment advisory company, since 1987 and has operated his own law firm, specializing in tax and securities law, since 1992.

ARTHUR LUBELL

     Mr. Lubell was designated a creditor representative member of the Board of Directors pursuant to the Plan of Reorganization in the United States Lines, Inc. ("U.S. Lines") bankruptcy proceeding in May 1990 (In re United States Lines, Inc., Case No. 86B 12240, United States Bankruptcy Court for the Southern District of New York) and served as Treasurer of the Company from May 15, 1995 until April 24, 1997. Mr. Lubell has been a member of the law firm Lubell & Koven, New York City, since 1960, and is counsel to Daewoo International (America) Corp., a subsidiary of Daewoo Corporation, a former major unsecured creditor of U.S. Lines and a current stockholder of the Company. On November 23, 1994, pursuant to a plea agreement, Mr. Lubell pled guilty to a federal misdemeanor offense charging that he offered compensation to an agent of the Internal Revenue Service. Mr. Lubell was fined $5,000 and given six months of unsupervised probation.

ANTHONY J. PACCHIA

     Mr. Pacchia was designated a creditor representative member of the Board of Directors in the Plan in May 1990 and served as Secretary of the Company from May 15, 1995 until April 24, 1997. He had been a member of the U.S. Lines Creditors' Committee from inception in 1986 until conclusion of the U.S. Lines bankruptcy proceeding. Since 1994 he has operated an independent financial consulting business and engaged in the private practice of law. From 1991 to 1994 he was a Group Vice President of First Fidelity Bank, N.A., New Jersey and responsible for special situation loan workouts.

PAUL TIPPS

     Mr. Tipps has been a Director of the Company since April 24, 1997. Mr. Tipps has been president of Public Policy Consultants, Inc., a government affairs consulting firm, since 1983. Since January 1997 he has been a director of the Federal Home Loan Bank -- Cincinnati.

CLASS C DIRECTORS. The following Class C Directors have terms ending in 1999:

JAMES E. BISHOP

     Mr. Bishop has served as President and a Director of the Company since August 1996. Mr. Bishop was Chief Executive Officer of the Company from August 1996 until April 24, 1997 and Executive Vice President from October 1995 to August 1996. From 1993 to 1995 he was Senior Vice President of Gates Capital Corp., an investment banking firm. For the seventeen years prior thereto he was an investment banker and senior manager for various public and private entities.

VINCENT W. HATALA, JR.

     Mr. Hatala was designated a creditor representative member of the Board of Directors pursuant to the Plan of Reorganization in the U.S. Lines bankruptcy in May 1990 and served as President of the Company from May 15, 1995 until August 28, 1996, and Chairman from May 15, 1995 until April 24, 1997. Mr. Hatala operated an independent financial consulting business from 1971 until his retirement from that business in 1990. He was a member of the U.S. Lines Creditors' Committee from its inception until the conclusion of the U.S. Lines bankruptcy proceeding in 1990 and served as a co-trustee of The Unites States Lines, Inc. and United States Lines (S.A.), Inc. Reorganization Trust (the "Reorganization Trust") from 1990 to 1993.

MICHAEL M. NANOSKY

     Mr. Nanosky has been a Director and President of Hotel Operations of the Company since April 24, 1997. From March 1990 until he joined the Company, Mr. Nanosky was President of Beck Group Management Corp., a company engaged in the hotel management business.

HARRY G. YEAGGY

     Mr. Yeaggy has been a Director and Vice Chairman of the Company since April 24, 1997. He has been a principal stockholder and chief operating officer of Beck Hospitality Inc. III and predecessor companies engaged in the hotel management business since 1986. He has also been a director and President of Union Savings Bank in Cincinnati, Ohio since 1986. Union Savings Bank is a wholly-owned subsidiary of U.S. Bancorp., a savings and loan holding company of which Mr. Yeaggy is a director and Vice President and Secretary.


CLASS A DIRECTORS. The following Class A directors have terms ending in 2000:

C. SCOTT BARTLETT, JR.

     Mr. Bartlett has been a Director of the Company since August 1996. Mr. Bartlett has served as an independent financial consultant advising financial institutions in matters involving credit policy, loan approvals and loan workouts since 1990. Mr. Bartlett served as Senior Vice President and Chief Credit Officer of MTB Bank from 1992 until 1994. Mr. Bartlett served as Executive Vice President, Senior Lending Officer and Chairman, Credit Policy Committee for National Westminster Bank USA from 1973 until 1990. Mr. Bartlett presently serves as a director of the following corporations: Harvard Industries, Inc. (Chairman, Audit Committee; Compensation Committee); NVR, Inc. (Audit Committee, Nominating Committee); and The Bibb Company.

LOUIS S. BECK

     Mr. Beck has been a Director and Chairman of the Board of the Company since April 24, 1997. He is also the Company's Chief Executive Officer. He has been a principal stockholder and Chief Executive Officer of Beck Hospitality Inc. III and predecessor companies engaged in the hotel management business since 1972. He has also been a principal stockholder and Chairman of the Board of Union Savings Bank in Cincinnati, Ohio since 1986. Union Savings Bank is a wholly-owned subsidiary of U.S. Bancorp, a savings and loan holding company of which Mr. Beck is a director and President. In addition, since 1992 he has served as Chairman of the Board of Guardian Savings Bank in Cincinnati, Ohio and serves as a director and President of its holding company, Guardian Bancorp, Inc.

LUCILLE HART-BROWN

     Ms. Hart-Brown has been a Director since August 1996. Ms. Hart-Brown has served as President of Benefit Services, Inc. since June 1996. Ms. Hart-Brown served as Administrator of Marine Engineers' Beneficial Association from 1982 until 1996. Ms. Hart-Brown was a member of the U.S. Lines Creditors' Committee from inception in 1986 until conclusion of the U.S. Lines bankruptcy proceeding in 1990.

RICHARD P. LERNER

     Mr. Lerner has been a Director of the Company since August 1996. Mr. Lerner has been a partner with the law firm of Lambos & Junge, New York since 1996. Mr. Lerner was a partner with the law firm of Lambos & Giardino, New York from 1978 to 1996. Mr. Lerner was a member of the U.S. Lines Creditors' Committee from inception in 1986 until conclusion of the U.S. Lines bankruptcy in 1990.


OTHER POSITIONS:

CHARLES W. THORNTON

     Mr. Thornton has been Corporate Counsel of the Company since April 24, 1997. Mr. Thornton presently is also employed as General Counsel to Beck Hospitality Inc. III. Prior to joining the Company, Mr. Thornton was General Counsel to Beck Group Management Corp. since 1989.

RICHARD A. TONGES

     Mr. Tonges has been Vice President-Finance and Treasurer of the Company since April 24, 1997. Mr. Tonges presently is also employed as Chief Financial Officer to Beck Hospitality Inc. III. Prior to joining the Company, Mr. Tonges was Chief Financial Officer of Beck Group Management Corp. since September 1978. Mr. Tonges is a certified public accountant.


COMMITTEES OF THE BOARD OF DIRECTORS

     The Board of Directors of the Company has appointed three committees: the Audit Committee, the Compensation Committee and the Operating Committee.

AUDIT COMMITTEE. The Audit Committee periodically reviews the Company's auditing practices and procedures and makes recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and recommends independent auditors for the Company.

Members: Peter G. Aylward (Chairman), C. Scott Bartlett, Jr., Richard P. Lerner and Paul Tipps

COMPENSATION COMMITTEE. The Compensation Committee meets periodically to make recommendations to the Board of Directors concerning the compensation and benefits payable to the Company's executive officers and other senior executives.

Members: Lucille Hart-Brown (Chairman), Richard P. Lerner, Arthur Lubell and Paul Tipps

OPERATING COMMITTEE. The Operating Committee advises and makes recommendations to the full Board of Directors with respect to matters of policy relating to the general conduct of the business of the Company.

Members: Louis S. Beck (Chairman), Peter G. Aylward, C. Scott Bartlett, Jr., James E. Bishop and Lucille Hart-Brown

     None of the committees met during the year ended December 31, 1997.

STAGGERED BOARD OF DIRECTORS

     The Company's Restated Certificate of Incorporation, as amended, provides for a staggered Board of Directors having three classes: Class A, Class B and Class C. The number of directors in each class shall consist, as nearly as may be possible, of one-third of the authorized number of directors. The authorized number of directors shall be determined from time to time by a majority of the directors in office.

     A classified Board of Directors may have the effect of making it more difficult to remove incumbent directors, providing such directors with enhanced ability to retain their positions. A classified Board of Directors may also make the acquisition of control of the Company by a third party by means of a proxy contest more difficult. In addition, the classification may make it more difficult to change the majority of directors for business reasons unrelated to a change of control.

     The Certificate provides that the above provisions regarding classification of the Board of Directors may not be amended, altered, changed or repealed except by the affirmative vote of at least 66-2/3% of the shares of Common Stock entitled to vote at a meeting of the stockholders called for the consideration of such amendment, alteration, change or repeal, unless such proposal shall have been proposed by a majority of the Board of Directors.


             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the copies of reports furnished to the Company, the Company believes that during the year ended December 31, 1997 all filing requirements applicable to its officers, directors and 10% beneficial owners were met, except that initial reports of beneficial ownership on Form 3 by the Company's directors were filed late.


ITEM 10  EXECUTIVE COMPENSATION

                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

DIRECTOR COMPENSATION

     The Company's non-employee directors receive an annual retainer of $15,000 and $1,000 per meeting attended of the Board of Directors or any committee thereof.

EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid or accrued by the Company for services rendered in all capacities for executive officers of the Company who received compensation in excess of $100,000 during the period January 1, 1997 to December 31, 1997.

                                              SUMMARY COMPENSATION TABLE

=================================================================================================================================
                                         |              ANNUAL COMPENSATION               |          LONG-TERM COMPENSATION
                                         |------------------------------------------------|--------------------------------------
                                         |                                                |       AWARDS     |       PAYOUTS
                                         |------------------------------------------------|------------------|-------------------
                             |           |             |            |                     |     SECURITIES   |         ALL
   NAME AND PRINCIPAL        |           |             |            |        OTHER        |     UNDERLYING   |        OTHER
        POSITION             |   YEAR    |   SALARY    |   BONUS    |        ANNUAL       |    OPTIONS/SARS  |   COMPENSATION(2)
                             |           |             |            |   COMPENSATION(1)   |                  |
-----------------------------|-----------|-------------|------------|---------------------|------------------|-------------------
Louis S. Beck, Chairman      |   1997    |  $183,333   |     -      |          -          |         -        |        $4,561
and Chief Executive          |   1996    |      -      |     -      |          -          |         -        |          -
Officer                      |   1995    |      -      |     -      |          -          |         -        |          -
-----------------------------|-----------|-------------|------------|---------------------|------------------|-------------------
James E. Bishop,             |   1997    |  $206,173(3)|     -      |      $28,705(4)     |      100,000     |          -
President                    |   1996    |  $119,500   |  $25,000   |          -          |       4,000      |          -
                             |   1995    |      -      |     -      |          -          |         -        |          -
-----------------------------|-----------|-------------|------------|---------------------|------------------|-------------------
Michael M. Nanosky,          |   1997    |   $54,000   |  $60,000   |          -          |         -        |        $1,660
President of Hotel           |   1996    |      -      |     -      |          -          |         -        |          -
Operations                   |   1995    |      -      |     -      |          -          |         -        |          -
-----------------------------|-----------|-------------|------------|---------------------|------------------|-------------------
Harry G. Yeaggy, Vice        |   1997    |  $116,667   |     -      |          -          |         -        |        $3,068
Chairman                     |   1996    |      -      |     -      |          -          |         -        |          -
                             |   1995    |      -      |     -      |          -          |         -        |          -
=================================================================================================================================


----------

(1) Messrs. Beck, Nanosky and Yeaggy also receive reimbursement from the Company for automobile expenses.

(2) The amounts shown in this column represent benefits associated with split-dollar life insurance policies and disability insurance policies as follows: (a) the dollar value, on a long-term approach, of the benefit of the whole-life portion of the premiums for split-dollar life insurance policies paid by the Company projected on an actuarial basis (Messrs. Beck, $494; Nanosky, $102; and Yeaggy, $245); (b) Company payments of premiums attributable to the term life insurance portion of split-dollar life insurance policies (Messrs. Beck, $4,067; Nanosky, $1,174; and Yeaggy, $2,133); and (c) Company payments of premiums attributable to disability insurance policies (Messrs. Nanosky, $384 and Yeaggy, $690).

(3) This figure includes an annual annuity payment of $10,000 paid by the Company to the named executive officer and a payment of $3,960, representing the income tax cost attributable to the annuity premium.

(4) In 1997 the Company reimbursed Mr. Bishop $2,203 for dental and medical expenses and $26,502 for moving expenses incidental to the relocation of the Company's executive officers from New Jersey to Boca Raton, Florida.

EMPLOYMENT AGREEMENTS

     The Company has entered into written employment agreements with Messrs. Beck, Nanosky and Yeaggy, all dated April 24, 1997 and James E. Bishop dated April 4, 1997.

     The employment agreement with Mr. Beck is for a term of three years, which ends on April 23, 2000. He is employed as Chairman of the Board, and is paid an annual salary of $275,000, which may be increased from time to time at the discretion of the Board of Directors. He may also be paid a bonus in an amount determined by the Board of Director in its discretion and is entitled to such benefits as the Board of Directors shall adopt. Mr. Beck expects to devote a significant portion of his working time to the business of the Company. In the employment agreement the Company has acknowledged that Mr. Beck is the owner, an officer and director of other businesses that engage in the same business as the Company and that, in certain instances, such businesses may be considered to be in competition with the Company. Together with Mr. Yeaggy, Mr. Beck owns seven hotels that are managed by the Company and five additional hotel properties that are managed by their affiliate Beck Hospitality Inc. III. Mr. Beck has agreed not to engage in any business that competes with the Company other than the existing businesses. Matters involving potential conflicts of interests will be referred by management to the Audit Committee of the Board of Directors for consideration. The Audit Committee is comprised of independent directors.

     The employment agreement with Mr. Yeaggy is for a term of three years, which ends on April 23, 2000. He is employed as Vice Chairman of the Board and is paid an annual salary of $175,000, which may be increased from time to time at the discretion of the Board of Directors. His employment agreement is otherwise substantially similar to the employment agreement between Mr. Beck and the Company. Mr. Yeaggy expects to devote a significant portion of his working time to the business of the Company.

     The employment agreement with Mr. Bishop is for a term of three years, which ends on April 23, 2000. He is employed as President of the Company with general supervisory authority of the business of the Company and its subsidiaries and charged with the responsibility of preparing and implementing a strategic plan and seeking out and consummating acquisitions, under the supervision of and in accordance with policies set by the Chairman of the Board and the Board of Directors. Mr. Bishop is paid an annual salary of $200,000, which may be increased from time to time at the discretion of the Board of Directors. He is also entitled to an annual bonus in an amount to be determined in accordance with the Company's then current bonus or incentive compensation plan. Mr. Bishop is also entitled to a comprehensive medical indemnity policy for himself and his family, an annual allowance of $2,000 for additional out-of-pocket medical payments, an annual allowance of $2,000 for dental expenses, an annual payment of $10,000 for the purchase of annuity, grossed up for the income tax cost, term life insurance coverage in the amount of $1,000,000 to the extent the same is available at normal market rates, long-term disability insurance coverage and such other benefits as the Board of Directors shall adopt and approve for him. In the event of a change in control of the Company, Mr. Bishop is entitled to a lump sum payment of $300,000.

     The employment agreement with Mr. Nanosky is for a term of three years, which ends on April 23, 2000. He is employed as President of Hotel Operations of the Company and charged with the responsibilities typical of a division president. He is paid an annual salary of $120,000, which may be increased from time to time at the discretion of the Board of Directors. He is also entitled to an annual bonus of up to $100,000 based upon the Company's success in achieving budgeted goals for the Company's hotel properties and operations. Mr. Nanosky is also entitled to a comprehensive medical indemnity policy for himself and his family, "split dollar" life insurance coverage in the amount of $480,000, long-term disability insurance coverage and such other benefits as the Board of Directors shall adopt and approve for him.

STOCK OPTIONS

     In August 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the "Plan") and reserved 300,000 shares of Common Stock for issuance thereunder. The Plan provides for the granting to employees (including employee directors and officers) of options intended to qualify as incentive stock options within the meaning of ss.422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the granting of nonstatutory stock options to employees and consultants. The Plan is currently administered by the Company's Compensation Committee.

     The Plan provides for the granting of both Incentive Stock Options ("ISOs") and nonstatutory stock options (an "NSO") and in connection with such options the granting of stock appreciation rights (an "SAR") or additional stock options, known as progressive stock options, in the event the grantee exercises such stock options by surrendering shares of Common Stock of the Company (a "PSO"). NSOs and SARs may be issued to any key employee or officer of the Company or its subsidiaries, or any other person who is an independent contractor, agent or consultant of the Company or its subsidiaries but not any director of the Company who is not an employee of the Company. ISOs may be issued to key employees and officers of the Company and its subsidiaries, but not to any independent contractor, agent or consultant. The Compensation Committee also determines the times at which options become exercisable, their transferability and the dates, not more than ten years after the date of grant, on which options will expire. In the event of a tender offer for more than 25% of the Company's outstanding stock, or a "change in control" (as defined in the Plan) of the Company, all outstanding options become immediately exercisable. The fair market value of the stock with respect to which ISOs under the Plan or any other plan of the Company first become exercisable may not exceed $100,000 in any year. The option price of an ISO is to be at least 100% of the fair market value on the date of grant (110% in the case of optionees holding more than 10% of the combined voting power of all classes of stock of the Company). The Plan, however, permits the Compensation Committee to grant NSOs at any exercise price consistent with the purposes of the Plan, whether or not such exercise price is equal to the fair market value of the stock on the date of grant of the NSO. NSOs with an exercise price of less than fair market value on the date of grant would not qualify as performance-based compensation under ss.162(m) of the Internal Revenue Code of 1986, as amended, and, therefore, any compensation expense generated by the exercise of such an option would not be deductible by the Company when the Company is considered to be subject to such Section, if the optionee is a "covered employee" who is paid compensation from the Company in an amount in excess of $1,000,000 in the year of exercise.

     Options may be exercised by the payment of the exercise price in cash, Common Stock or a combination thereof. Subject to compliance with the provisions of applicable governmental regulations, the Company may make a loan for the purpose of exercising any option granted under the Plan to an optionee in an amount not to exceed 100% of the purchase price of the shares acquired upon exercise of the options. The loan must be secured by a pledge of shares of the Company having an aggregate purchase price equal to or greater than the amount of the loan.

     The Plan permits the Compensation Committee to grant SARs in connection with any option granted under the Plan. SARs enable an optionee to surrender an option and to receive a payment in cash or Common Stock, as determined by the Compensation Committee, equal to the difference between the fair market value of the Common Stock on the date of surrender of the related option and the option price.

     The Plan also permits the Compensation Committee to grant PSOs in connection with any option granted under the Plan. PSOs enable an optionee to receive additional stock options in the event the grantee exercises a stock option, in whole or in part, by surrendering shares of Common Stock of the Company. Any PSO granted will be for a number of shares equal to the number of surrendered shares of Common Stock, shall not be exercisable for a minimum of six months from the grant date of the option, shall have an option price per share equal to 100% of the fair market value of a share of stock on the grant date and shall be subject to such other terms and conditions as the Compensation Committee may determine.

     Unless otherwise provided by the Compensation Committee, the following rules will apply to all options granted under the Plan. Options granted under the Plan expire immediately if an employee is terminated for cause. If termination of employment is voluntary or involuntary, options granted expire after a three-month period. In the event of an employee's death within such three-month period, the employee's estate may exercise the option for the number of shares for which it is exercisable at the date of termination, for one year after death but in no event beyond the expiration dates of the option. An option outstanding at the time an employee retires under a Company retirement plan or becomes disabled is exercisable within one year of termination in the case of an ISO and in the case of a NSO may be exercisable at any time to the extent that the optionee was otherwise entitled to exercise it at the time of such cessation of employment with the Company or a subsidiary thereof, but in no event after the expiration of the option period. If an employee dies, whether before or after such retirement or disability, the employee's estate may exercise the option exercisable at the date of termination of employment for up to three years after death (one year in the case of voluntary termination of employment), but in no event beyond the expiration dates of the option.

STOCK APPRECIATION RIGHTS

     Effective April 24, 1997, the Company granted a stock appreciation right to James E. Bishop, the President of the Company, in connection with his employment agreement with respect to 100,000 shares of Common Stock at an exercise price of $3.25 per share, which vests 20,000 shares per year over a period of five years, commencing that date, subject to accelerated vesting under certain circumstances. Effective that date, Messrs. Hatala, Lubell, Pacchia, Bartlett, Lerner, Aylward and Tipps and Ms. Hart-Brown were granted stock appreciation rights with respect to 5,000 shares at an exercise price of $3.25 per share (collectively, the "Director SARs"). Mr. Lerner subsequently waived all rights with respect to his Director SARs. The Director SARs may be exercised during the period October 25, 1997 through April 23, 2003. In no event may the appreciated value per share paid in respect of the Director SARs exceed $7.00 per share.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

         During 1997, no options were granted under the Plan or otherwise by the Company and no options granted were exercised.

         The following table sets forth information concerning SARs granted to a Named Executive Officer during the year ended December 31, 1997:

                                           SAR GRANTS DURING FISCAL 1997

================================================================================
                  |                       (INDIVIDUAL GRANTS)
                  |-------------------------------------------------------------
                  |                |  PERCENT OF  |             |
                  |    NUMBER OF   |  TOTAL SARS  |             |
                  |    SECURITIES  |    GRANTED   |             |
                  | UNDERLYING SARS| TO EMPLOYEES | EXERCISE OR |
      NAME        |     GRANTED    |   IN FISCAL  |  BASE PRICE |  EXPIRATION
                  |       (#)      |     YEAR     |    ($/SH)   |     DATE
------------------|----------------|--------------|-------------|---------------
James E. Bishop(1)|    100,000     |     100%     |    $3.25    | April 23, 2007
================================================================================

----------

(1) SARs granted to Mr. Bishop vest at the rate of 20,000 per year, commencing April 23, 1997 and continuing on each April 23rd thereafter until April 23, 2001. Each 20,000 SAR segment has an exercise period of six years.


OPTION EXERCISES AND FISCAL YEAR-END VALUES

     Shown below is information with respect to the aggregated option/SAR exercises in 1997 and the option/SAR values for the fiscal year-ended December 31, 1997.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

================================================================================
                |          |         |      NUMBER OF     |      VALUE OF
                |          |         |      SECURITIES    |    UNEXERCISED
                |  SHARES  |         |      UNDERLYING    |   IN-THE-MONEY
                | ACQUIRED |         | UNEXERCISED OPTIONS|      OPTIONS
                |    ON    |   VALUE |    AT FY-END (#)   |   AT FY-END ($)
                | EXERCISE | REALIZED|                    |
     NAME       |   (#)    |    ($)  |     EXERCISABLE    |   EXERCISABLE(1)
----------------|----------|---------|--------------------|---------------------
James E. Bishop |    0     |     0   |        4,000       |       $9,000
================================================================================

----------

(1) At December 31, 1997 there was no public market for the Common Stock underlying the options. The Common Stock has been valued using the initial trading price of the Common Stock on the Nasdaq SmallCap Market of $5.00 on January 22, 1998.


                              AGGREGATED SAR EXERCISES IN LAST FISCAL YEAR
                                      AND FISCAL YEAR-END SAR VALUES

========================================================================================================
                |           |          |          NUMBER OF           |            VALUE OF
                |           |          |         SECURITIES           |           UNEXERCISED
                |           |          |         UNDERLYING           |          IN-THE-MONEY
                |   SHARES  |          |      UNEXERCISED SAR         |              SARS
                |  ACQUIRED |   VALUE  |        AT FY-END (#          |          AT FY-END ($)
                |     ON    | REALIZED |------------------------------|---------------------------------
                |  EXERCISE |    ($)   | EXERCISABLE | UNEXERCISABLE  |  EXERCISABLE(1) | UNEXERCISABLE
    NAME        |     (#)   |          |             |                |                 |
----------------|-----------|----------|-------------|----------------|-----------------|---------------
James E. Bishop |      0    |     0    |   20,000    |     80,000     |    $35,000      |    $140,000
========================================================================================================


----------

(1) At December 31, 1997 there was no public market for the Common Stock underlying the SARs. The Common Stock has been valued using the initial trading price of the Common Stock on the Nasdaq SmallCap Market of $5.00 on January 22, 1998.


REPORT OF COMPENSATION COMMITTEE

     The Compensation Committee of the Board of Directors of the Company presents this report on the compensation policies of the Company for its executive officers.

     The Company's compensation program for executives consists of three key elements: (i) a base salary, (ii) a performance-based annual bonus, and (iii) periodic grants of stock options or other stock-based awards. This program ensures that executive officers are compensated in a way that advances both the short-term and long-term interests of stockholders. The variable annual bonus permits individual performance to be recognized on an annual basis, and is based, in significant part, on an evaluation of the contribution made by the officer to the Company's performance. Stock options relate long-term remuneration directly to stock price appreciation realized by all of the Company's stockholders.

     BASE SALARY. In making a determination whether to adjust base salaries, the Committee will take into account such factors as competitive industry salaries, the contribution and experience of the officer and the length of the officer's service. Each of the Company's key executive officers' present base salaries were set under employment contracts which became effective upon the Company's acquisition of its hotel and hospitality business in late April 1997.

     ANNUAL BONUS. The Committee met in March 1998 and authorized a bonus of $60,000 to its President of Hotel Operations, Mr. Nanosky, on account of his services during the year ended December 31, 1997. The Committee determined to defer consideration of bonuses for the Company's other key executives until it was in a better position to evaluate the Company's strategic growth and development plan.

     STOCK OPTIONS. The Committee did not grant any stock options during the year ended December 31, 1997. Future grants may be made to executive officers upon initial employment, in recognition of an individual's performance, upon promotion to a position of higher responsibility or in connection with the execution of a new or amended employment agreement.

     CHIEF EXECUTIVE OFFICER COMPENSATION. As Chairman and Chief Executive Officer, Mr. Beck is compensated pursuant to the employment agreement he entered into in April 1997 which provides for a base salary of $275,000. The Committee will consider increases in the base salary and bonuses based upon the development and implementation of the Company's strategic growth and development plan.

         Members of the Compensation Committee

         Lucille Hart-Brown, Chairman
         Richard P. Lerner
         Arthur Lubell
         Paul Tipps


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee is or has been an officer or employee of the Company, except Mr. Lubell, who was Treasurer of the Company from 1995 to 1997.


ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the capital stock of the Company as of May 1, 1998 for
(i) each person who is known by the Company to beneficially own more than 5% of any class of capital stock; (ii) each named executive officer listed in the Summary Compensation Table below; (iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each listed person has sole voting power and investment power over the respective shares owned.



=====================================================================================================================
                                       |   AMOUNT AND NATURE  |  AMOUNT AND NATURE  |                 |
                                       |     OF BENEFICIAL    |    OF BENEFICIAL    |    PERCENT OF   |  PERCENT OF
                                       |     OWNERSHIP OF     |     OWNERSHIP OF    |     CLASS OF    |   CLASS OF
          NAME AND ADDRESS OF          |     COMMON STOCK     |   PREFERRED STOCK   |   COMMON STOCK  |  PREFERRED
          BENEFICIAL OWNER(1)          |                      |                     |                 |    STOCK
---------------------------------------|----------------------|---------------------|-----------------|--------------
Louis S. Beck (2)                      |        2,927,499     |        8,113.91     |       34%       |     78%
---------------------------------------|----------------------|---------------------|-----------------|--------------
Harry G. Yeaggy (3)                    |        1,182,500     |        3,437.97     |       14%       |     33%
---------------------------------------|----------------------|---------------------|-----------------|--------------
Vincent W. Hatala, Jr. (4)             |          6,000       |           -         |        *        |      -
---------------------------------------|----------------------|---------------------|-----------------|--------------
Anthony J. Pacchia (5)                 |          6,000       |           -         |        *        |      -
---------------------------------------|----------------------|---------------------|-----------------|--------------
Arthur Lubell (6)                      |          6,000       |           -         |        *        |      -
---------------------------------------|----------------------|---------------------|-----------------|--------------
Richard P. Lerner                      |            -         |           -         |        -        |      -
---------------------------------------|----------------------|---------------------|-----------------|--------------
James E. Bishop (7)                    |          4,000       |           -         |        *        |      -
---------------------------------------|----------------------|---------------------|-----------------|--------------
C. Scott Bartlett, Jr.                 |          1,000       |           -         |        *        |      -
---------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------
Lucille Hart-Brown                     |            -         |           -         |        -        |      -
---------------------------------------|----------------------|---------------------|-----------------|--------------
Richard A. Tonges                      |            -         |           -         |        -        |      -
---------------------------------------|----------------------|---------------------|-----------------|--------------
Michael M. Nanosky                     |            -         |           -         |        -        |      -
---------------------------------------|----------------------|---------------------|-----------------|--------------
Paul Tipps                             |            -         |           -         |        -        |      -
---------------------------------------|----------------------|---------------------|-----------------|--------------
Peter G. Aylward                       |            -         |           -         |        -        |      -
---------------------------------------|----------------------|---------------------|-----------------|--------------
The United States Lines, Inc. and      |        1,057,048     |           -         |       12%       |      -
United States Lines (S.A.), Inc.       |                      |                     |                 |
Reorganization Trust, John Paulyson,   |                      |                     |                 |
Trustee (8)                            |                      |                     |                 |
    184-186 North Avenue East          |                      |                     |                 |
    Cranford, New Jersey 07016         |                      |                     |                 |
---------------------------------------|----------------------|---------------------|-----------------|--------------
Beck Hospitality Inc. III (9)          |         310,000      |         1,100       |        4%       |     11%
    8534 E. Kemper Road                |                      |                     |                 |
    Cincinnati, Ohio 45249             |                      |                     |                 |
---------------------------------------|----------------------|---------------------|-----------------|--------------
Daewoo Corporation (10)                |         623,911      |           -         |        7%       |      -
c/o Lubell & Koven                     |                      |                     |                 |
    350 Fifth Avenue                   |                      |                     |                 |
    New York, New York 10118           |                      |                     |                 |
---------------------------------------|----------------------|---------------------|-----------------|--------------
All directors and executive officers   |        4,132,999     |       10,451.88     |       47%       |     100%
as a group (13 persons)                |                      |                     |                 |
=====================================================================================================================



*    Represents less than 1%.

------------

(1) Unless otherwise noted, the address of each of the listed persons is c/o the Company, 2300 Corporate Boulevard, N.W., Suite 232, Boca Raton, Florida 33431-8596.

(2) Includes 310,000 shares of Common Stock and 1,100 shares of preferred stock held by Beck Hospitality Inc. III. Mr. Beck is an officer, director and controlling shareholder of Beck Hospitality Inc. III. Mr. Beck has sole voting power over 2,617,499 shares of common stock and shared voting power over 310,000 shares of common stock.

(3) Includes 310,000 shares of Common Stock and 1,100 shares of preferred stock held by Beck Hospitality Inc. III. Mr. Yeaggy is an officer, director and shareholder of Beck Hospitality Inc. III. Mr. Yeaggy has sole voting power over 872,500 shares of common stock and shared voting power over 310,000 shares of common stock.

(4) Includes options to purchase 6,000 shares of Common Stock that are currently exercisable.

(5) Includes options to purchase 6,000 shares of Common Stock that are currently exercisable.

(6) Includes options to purchase 6,000 shares of Common Stock that are currently exercisable.

(7) Includes options to purchase 4,000 shares of Common Stock that are currently exercisable.

(8) The Reorganization Trust is the record owner of 1,057,048 shares of Common Stock for the benefit of former unsecured creditors of United States Lines, Inc. (U.S. Lines) whose claims have not been resolved. In accordance with an order of the United States Bankruptcy Court for the Southern District of New York (In re United States Lines, Inc., Case No. 86B 12240), the Trustee of the Reorganization Trust votes such shares, on each proposal before shareholders, in the same proportion "for" or "against" (or "withhold" in the case of director elections) such proposal as shareholders (other than the Trust) who actually vote in person or by proxy, but disregarding for this purpose (i) shareholders who do not vote or who vote "abstain" and
     (ii) shares of Common

     Stock issued after March 16, 1997. The 3,799,999 shares held by Messrs. Beck, Yeaggy and their affiliate are shares issued after March 16, 1997.

(9) Messrs. Beck and Yeaggy own 75% and 25%, respectively, of the stock of Beck Hospitality Inc. III and are officers and directors of that corporation. Beck Hospitality Inc. III has sole voting and investment power over 310,000 shares of common stock. Messrs. Beck and Yeaggy have reported they share voting and investment power over these shares.

(10) Daewoo Corporation, a public corporation of South Korea with headquarters in Seoul, was the largest unsecured creditor in the U.S. Lines bankruptcy and, accordingly, the recipient of the greatest number of shares through the Reorganization Trust.


ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INTEREST OF MESSRS. BECK AND YEAGGY IN HOTELS
UNDER MANAGEMENT BY THE COMPANY

     Seven hotels managed by the Company are owned by corporations or partnerships owned by Messrs. Beck and Yeaggy. The management agreements with those seven hotels provide for the payment to the Company of an annual management fee equal to 5% of gross revenues and have an initial term expiring in 2007. In the event of a sale of a hotel subject to a management agreement, the Company is entitled to receive a payment equivalent to the discounted present value of the anticipated management fees over the remainder of the initial term.

INTEREST OF MESSRS. BECK AND YEAGGY IN PROPERTIES SUBJECT
TO MORTGAGES HELD BY THE COMPANY

     The Company has financial participations in the form of promissory notes secured by mortgages on a hotel in Juno Beach, Florida (the "Juno Note") and on a KOA Campground in Kissimee, Florida (the "KOA Note"), both of which are owned by affiliates of Messrs. Beck and Yeaggy. The principal balances of the Juno Note and the KOA Note as of March 31, 1998 are $2,175,112 and $3,476,863 respectively. The Juno Note is subject to a prior lien in favor of The Provident Bank as security for indebtedness of the Company in the remaining principal amount of $1,570,724 as of March 31, 1998. Both the Juno Note and KOA Note provide for monthly principal payments based upon a twenty-year amortization. Both notes mature on May 1, 2000, but their respective maturity dates may be extended for an additional three years if the notes are not in default on the original maturity date. The Juno Note bears interest at a floating rate equal to the prime rate plus 1%, but in no event less than 7.75% per annum. The KOA Note bears interest at a fixed rate of 8% per annum. Messrs. Beck and Yeaggy have jointly and severally guaranteed the payment of the notes. The Company does not regard these guaranties as material to the ultimate satisfaction of either the Juno Note or the KOA Note on the basis that the values of the respective properties exceed the underlying mortgage indebtedness.

INTEREST OF MESSRS. BECK AND YEAGGY IN SERVICE
PROVIDERS TO THE COMPANY

     The Company has a service agreement for a hotel property management system with Computel Computer Systems, Inc. ("Computel"), a corporation wholly-owned by Messrs. Beck and Yeaggy, for the hotels that the Company owns. The agreement automatically renews for successive terms of one year, unless one party notifies the other to the contrary at least three months prior to the scheduled termination date. Computel is paid a monthly fee of $275 per hotel location for its basic property management software package plus one computer terminal. For each additional terminal at a hotel location there is an additional charge of $75 per month. Additional monthly fees are charged for add-on software for such services as guest messaging, call accounting interface, franchise central reservation interface and movie interface. The Company believes that these are market-rate fees. Based on the Company's present operations, the Company projects aggregate payments to Computel of approximately $39,400 during 1998. On each annual renewal of the agreement, Computel is entitled to increase its fees commensurate with the fees charged to other customers. As a result of requirements of one of the Company's franchisers, the Company anticipates that during 1998 a substantial percentage of the hotels owned by the Company will change to a computer reporting system controlled by a party unaffiliated with the Company, which will result in a decrease in the volume of business with Computel.

     Personnel at the hotels owned by the Company are provided by Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation also wholly-owned by Messrs. Beck and Yeaggy. The Agreement automatically renews for successive terms of one year, unless one party notifies the other to the contrary at least three months prior to the termination date. The Company pays HELP an administrative fee of $8.15 per bi-monthly pay period per employee. The Company believes that this is a market-rate fee. Based on the Company's present operations, the Company projects aggregate fees of approximately $112,000 to HELP during 1998.

INTEREST OF MESSRS. BECK AND YEAGGY IN PREMISES OCCUPIED BY THE COMPANY

     The Company subleases office space in Cincinnati, Ohio and Boca Raton, Florida from affiliates of Messrs. Beck and Yeaggy. The Sublease agreements are on a triple-net basis and provide for annual rental payments of $25,248 and $18,240 respectively. The Company believes that these are market rate rentals.

INTEREST OF MESSRS. BECK AND YEAGGY IN BEST WESTERN, KINGS QUARTERS

     The Company has an 85% general partnership interest in Kings Dominion Lodge, a Virginia general partnership, the sole asset of which is the hotel known as the Best Western, Kings Quarters, which is adjacent to the Kings Dominion Amusement Park near Richmond, Virginia. The remaining 15% general partnership interest is held by Elbe Properties, an Ohio general partnership whose partners are Messrs. Beck and Yeaggy.

     Under the partnership agreement for Kings Dominion Lodge, the Company is the managing partner and has the authority to direct the day-to-day affairs of the partnership's business. The managing partner may not construct any buildings on the real property owned by the partnership without the consent of the other partner. Any sale of an interest in the partnership requires the consent of the other partner. The partnership agreement also provides for periodic distributions of free cash flow except to the extent that any distribution would impair the business of the partnership.

INDEPENDENT HOSPITALITY BUSINESS MAINTAINED BY MESSRS. BECK AND YEAGGY

     In addition to their ownership of seven hotels which are managed by the Company, Messrs. Beck and Yeaggy own five additional hotel properties that are managed by their affiliate Beck Hospitality Inc. III. In their respective employment agreements with the Company, Messrs. Beck and Yeaggy have agreed with the Company that, in some instances, these existing businesses may be competitive with the hospitality business of the Company and, with the exception of these existing businesses, they have agreed not to engage in any business that competes with the Company.

LIMITED GUARANTEES BY MESSRS. BECK AND YEAGGY
OF INDEBTEDNESS OF THE COMPANY

     Messrs. Beck and Yeaggy have personally guaranteed the obligations of Envoy Inns of Morrisville, L.L.C., a Delaware limited liability company, of which the Company is the sole member, and Kings Dominion Lodge, a Virginia general partnership, of which the Company owns an 85% interest, in connection with three loans secured by mortgages on three hotels owned by the Company from State Street Bank and Trust Company, as Trustee under a Pooling and Servicing Agreement dated as of January 1, 1997 for J.P. Morgan Commercial Mortgage Finance Corporation. The obligations of Messrs. Beck and Yeaggy pursuant to their guarantees in connection with these loans are limited to payment of the outstanding debt in the event of fraud or material misrepresentation by the borrowing entities, and indemnification in connection with certain specific liability and costs for the lender, such as environmental liability and liability caused by the gross negligence or willful misconduct of the borrowing entity, the failure to pay property taxes when due, the misapplication of insurance and condemnation proceeds, damage or waste to the property subject to lender's mortgage, and costs incurred by the lender as a result of certain actions taken by the borrowing entity after an event of default.

     In addition, Messrs. Beck and Yeaggy have personally guaranteed the obligations of the Company in connection with two loans from Star Bank, N.A., which obligations were assumed by the Company on April 24, 1997 from affiliates of Messrs. Beck and Yeaggy and are secured by mortgages on two hotels owned by the Company. The guarantees of Messrs. Beck and Yeaggy pursuant to these loans are limited to an aggregate total of $209,250, plus liability incurred by the lender in connection with events such as fraud or intentional misrepresentation by the Company or its predecessor and misapplication of insurance or condemnation proceeds.

     Messrs. Beck and Yeaggy are also personally obligated in connection with loans from The Huntington National Bank in the original principal amount of $3,260,000 with a balance of $2,669,225 as of March 31, 1998, and from 1st National Bank, located in Warren County, Ohio, in the original principal amount of $100,000, with a balance of $32,741 on March 31, 1998, each of which was assumed by the Company on April 24, 1997 and are secured by mortgages on the Days Inn, Sharonville, a hotel owned by the Company. Prior to its acquisition by the Company, this property was appraised at $4,200,000.

ALLOCATION OF COMPENSATION EXPENSES OF KEY PERSONNEL

     Certain key personnel of the Company including Richard A. Tonges, Vice President of Finance and Charles W. Thornton, Corporate Counsel, work for and are compensated by both the Company and affiliates of Messrs. Beck and Yeaggy. The Company believes that the allocation of compensation expenses of these employees between the Company and the affiliates of Messrs. Beck and Yeaggy is fair.

RESTRICTIONS ON TRANSFERS OF STOCK OWNED BY
MESSRS. BECK AND YEAGGY AND REGISTRATION RIGHTS

     Messrs. Beck and Yeaggy, in the aggregate, directly and indirectly own approximately 43% of the outstanding shares of the Company's Common Stock. They have agreed that until April 23, 2001, they will not transfer, in any manner, any shares of the Common Stock, without the consent of the Company's Board of Directors. The Company shall have no obligation to consent to a transfer unless it shall have received an opinion of counsel to the effect that the transfer does not give rise to an "ownership change" under Code ss. 382 or otherwise affect the availability to the Company of its "net operating loss carryforwards" and any other applicable tax attributes for Federal income tax purposes. In addition to the foregoing transferability restrictions that have been consented to by Messrs. Beck and

Yeaggy, the Company has imposed equivalent transferability restrictions upon certain other "5-percent shareholders" for purposes of Code ss. 382.

     Messrs. Beck and Yeaggy have been granted certain registration rights with respect to the Company's securities owned by them. On a one-time basis they may demand registration, at the Company's expense, of shares of preferred stock owned by them. In addition, if the Company proposes to register any of its securities in connection with a public offering of such securities (other than in connection with certain limited purpose registrations), Messrs. Beck and Yeaggy may request that the preferred stock be registered incidental thereto. Following the termination of the transferability restrictions referred to above, on a one-time basis, Messrs. Beck and Yeaggy may also demand registration, at the Company's expense, of their shares of Common Stock. In addition, if following the termination of the transferability restrictions referred to above, the Company proposes to register any of its securities in connection with a public offering of such securities (other than in connection with certain limited purpose registrations), Messrs. Beck and Yeaggy may request that their Common Stock be registered incidental thereto.


ITEM 13  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     The information required by Part III, Item 13 of Form 10-KSB is incorporated by reference from the Registrant's Form 10-KSB, which was filed with the Securities and Exchange Commission on March 31, 1998.


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               JANUS AMERICAN GROUP, INC.
                                               (Registrant)


Dated: May 1, 1998                             By: /s/ JAMES E. BISHOP
                                                   -----------------------------
                                                       James E. Bishop
                                                       President