Form 10QSB
period 1998-03-31
JANUS AMERICAN GROUP INC
filed 1998-05-15
CIK 1020359

Commission File Number 0-22745

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

            CHECK WHETHER ISSUES (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES |X| NO |_|

   Number of shares of Common Stock outstanding as of May 11, 1998: 8,691,735

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES |_|  NO |X|

                           JANUS AMERICAN GROUP, INC.

                                   FORM 10-QSB

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1998

PART I.         FINANCIAL INFORMATION                                 PAGE NO.

                Item 1. Financial Statements                              3

                Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations            30

PART II.        OTHER INFORMATION

                Item 6. Exhibits and Reports on Form 8-K                 35

SIGNATURE PAGE                                                           36

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                          INDEX TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE

HISTORICAL FINANCIAL STATEMENTS:
     UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS                         4
        MARCH 31, 1998 AND DECEMBER 31, 1997

     UNAUDITED CONDENSED CONSOLIDATED STATEMENT                              5
     OF OPERATIONS
        THREE MONTHS ENDED MARCH 31, 1998
        AND MARCH 31, 1997

     UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF                           6
     STOCKHOLDERS' EQUITY
        THREE MONTHS ENDED MARCH 31, 1998

     UNAUDITED CONDENSED CONSOLIDATED STATEMENT                              7
     OF CASH FLOWS
        THREE MONTHS ENDED MARCH 31, 1998
        AND MARCH 31, 1997

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL                     8
     STATEMENTS


PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     INTRODUCTION TO THE UNAUDITED PRO FORMA CONDENSED                      25
     COMBINED FINANCIAL STATEMENTS

     ADJUSTED UNAUDITED CONDENSED CONSOLIDATED                              26
     STATEMENT OF OPERATIONS
        THREE MONTHS ENDED MARCH 31, 1998
        AND MARCH 31, 1997

     ADJUSTED UNAUDITED PRO FORMA CONDENSED                                 27
     CONSOLIDATED STATEMENT OF OPERATIONS
        THREE MONTHS ENDED MARCH 31, 1997

     NOTES TO UNAUDITED PRO FORMA CONDENSED                                 28
     CONSOLIDATED FINANCIAL STATEMENTS

                           JANUS AMERICAN GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                     AT MARCH 31,1998 AND DECEMBER 31, 1997


                                     ASSETS

                                                                March 31,    December 31,
                                                                 1998            1997
                                                              ---------------------------
Current asset:
     Cash and cash equivalents                                $10,431,780     $11,150,243
     Restricted cash for preferred stock of
       sub. and real estate taxes                                $201,805        $373,605
     Accounts receivable                                         $446,757        $554,882
     Current portion of mortgage notes receivable                $183,945        $171,632
     Other current assets                                         $13,465        $386,231
                                                              ---------------------------
          Total current assets                                $11,277,752     $12,636,593
Property and equipment, net of accumulated
     depreciation and amortization                            $34,210,969     $34,803,291
Notes receivable                                                 $631,806        $126,390
Mortgage notes receivable                                      $5,526,364      $5,558,755
Goodwill, net of accumulated amotization                       $6,664,879      $6,707,506
Other assets                                                   $1,641,250      $1,571,591
                                                              ---------------------------

            Total                                             $59,953,020     $61,404,126
                                                              ===========================

                       LIABILTIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Payable for redemption of preferred stock                    $41,238         $41,238
     Current portion of long-term debt                         $2,124,180      $2,112,215
     Accounts payable                                            $599,560        $903,234
     Accrued expenses                                            $484,361        $786,167
     Dividends payable                                                 $0        $197,583
                                                              ---------------------------
            Total current liabilities                          $3,249,339      $4,040,437

Long-term debt, net of current portion                        $17,707,574     $17,866,318
Deferred tax liabilities                                       $1,190,000      $1,190,000
                                                              ---------------------------
            Total liabilities                                 $22,146,913     $23,096,755

Minority interest                                              $1,649,219      $1,688,969
                                                              ---------------------------

Commitments and contingencies

Stockholders' equity:
     Preferred stock:
         Series B; par value $.01 per share;
            12,000 shares authorized; 10,451.88
            shares issued and outstanding                            $105            $105
     Common stock, par value $.01 per share;
         15,000,000 shares authorized; 11,880,867
         shares issued                                           $118,809        $118,809
     Additional paid- in capital                              $43,172,142     $43,163,320
     Accumulated deficit                                      ($5,817,871)    ($5,347,533)
     Treasury stock- 3,189,132 shares, at cost                ($1,316,299)    ($1,316,299)
                                                              ---------------------------
            Total stockholders' equity                        $36,156,886     $36,618,402
                                                              ---------------------------

            Total                                             $59,953,019     $61,404,126
                                                              ===========================

                           JANUS AMERICAN GROUP, INC.
        ADJUSTED UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                           March 31,     March 31,
                                                             1998          1997
                                                         -------------------------
Revenues:
     Hotel revenues:
        Room and related services                        $1,836,667
        Food and beverage                                  $293,046
        Management fees                                    $375,131
        Other                                               $30,528
                                                         -------------------------
            Total hotel revenues                         $2,535,372             $0
     Sales                                                       $0             $0
                                                         -------------------------
               Total revenues                            $2,535,372             $0
                                                         -------------------------

Cost and expenses:
     Direct hotel operating expenses:
        Room and related services                          $523,182
        Food and beverage                                  $252,180
        Selling and general expenses                       $127,150
                                                         -------------------------
                 Total direct hotel operating expense      $902,512             $0
      Occupancy and other operating expenes                $421,348             $0
      Selling, general and administrative expenses         $919,336       $166,438
      Depreciation of property and equipment               $341,724           $366
      Amortization of intangible assets                     $50,982             $0
                                                         -------------------------
                Total costs and expenses                 $2,635,902       $166,804
                                                         -------------------------

Operating income (loss)                                   ($100,530)     ($166,804)

Other income (expense)
      Interest income                                      $246,449        $59,069
      Other income                                               $0         $5,973
      Interest expense                                    ($458,422)          $787
                                                         -------------------------

Income (loss) before state income taxes and
      minority interest                                   ($312,503)     ($100,975)

Credit for prior year state income tax refunds                             $76,527
                                                         -------------------------

Income (loss) before minority interest                    ($312,503)      ($24,448)

Minority interest                                          ($39,751)            $0
                                                         -------------------------

Net income (loss)                                         ($272,752)      ($24,448)

Less preferred dividend requirements                       $197,583             $0
                                                         -------------------------

Net income (loss) applicable to common stock              ($470,335)      ($24,448)

Net income (loss) per common share                            -0.05           0.00
                                                         =========================

Weighted average common shares outstanding                8,691,735      5,230,609
                                                         =========================

                           JANUS AMERICAN GROUP, INC.
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                      Preferred Stock     Common Stock
                                      ------------------  -----------------------
                                       Number              Number                   Additional
                                         of                  of                       Paid-in      Accumulated
                                       Shares    Amount    Shares         Amount      Capital        Deficit
                                      ------------------  -----------------------  --------------------------------
Balance January 1. 1998               10,451.88   $105    11,880,867     118,809    $43,163,320    ($5,347,535)

Net income                                                                                           ($272,752)

Contibutions to capital from
     United States Lines ,Inc
     and United States Lines(S.A.),
     Inc. Reorganization Trust

Shares Issued to acquire
     hospitality business

Repurchase of common stock

Conversion of  warrants                                                                  $8,823

Preferred Stock Dividends                                                                            ($197,583)

                                      ------------------  -----------------------  --------------------------------
Balance at March 31, 1998              10451.88   $105    11,880,867    $118,809    $43,172,143    ($5,817,870)

                                      Treasury Stock
                                      -------------------------
                                       Number
                                         of
                                       Shares         Amount          Total
                                      -------------------------    ------------
Balance January 1. 1998               3,189,132    ($1,316,299)    $36,618,400

Net income                                                           ($272,752)

Contibutions to capital from
     United States Lines ,Inc
     and United States Lines(S.A.),
     Inc. Reorganization Trust                                              $0

Shares Issued to acquire
     hospitality business                                                   $0

Repurchase of common stock                                                  $0

Conversion of  warrants                                                 $8,823

Preferred Stock Dividends                                            ($197,583)

                                      -------------------------    ------------
Balance at March 31, 1998             3,189,132    ($1,316,299)    $36,156,888

                           JANUS AMERICAN GROUP, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                              March 31,        March 31,
                                                                1998             1997
                                                           ----------------------------
Operating activities:
Net income (loss)                                            ($272,752)       ($70,605)
Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization                            $341,724         $45,699
     Amortization of intangible assets                         $50,982
     Minority Interest                                        ($39,751)
     Operating loss from discontinued operations              ($73,948)
     Changes in operating assets and liabilities:
          Accounts receivable                                 $108,125        ($47,004)
          Other current assets                                $372,766         $89,669
          Other asset                                         ($78,014)        ($1,233)
          Accounts payable and accrued expenses              ($605,480)       ($38,736)
                                                           ----------------------------
            Net cash provided by (used in) operating
               activities                                    ($196,348)       ($22,210)
                                                           ----------------------------
Investing activities:
     Acquisition of hospitality busuness, net of
           noncash consideration and cash required                           ($223,859)
     Increase in Notes Receivable                              ($4,276)
     Purchases of property and equipment                     ($205,341)        ($8,493)
     Gain on sale of subsidiary's net assets                   $14,161
     Collections of notes receivable                           $34,662
                                                           ----------------------------
            Net cash used in investing activities            ($160,794)      ($232,352)
                                                           ----------------------------
Financing activities:
     Dividends Paid(4th Qtr. 1997-$197,583 & 1st Qtr.
     1998-$197,583)                                          ($395,166)
     Decrease in restricted cash                                              $568,165
     Repurchase of common stock                                                ($9,565)
     Repurchase of warrants                                                  ($102,638)
     Conversion of warrants to common stock                     $8,823
     Reduction of payable for redemption of pre-
           ferred stock of subsidiary                                        ($568,165)
     Contributions to capital from United States
           Lines, Inc. and United States Lines (S.A.),
            Inc. Reorganization Trust, including $8,628
            to minority interest in 1997
     Proceeds from long-term borrowings
     Repayments of long-term borrowings                      ($146,779)
                                                           ----------------------------
            Net cash provided by financing activities        ($533,122)      ($112,203)
                                                           ----------------------------

Increase (decrease) in cash and cash equivalents             ($890,264)      ($366,765)

Cash and cash equivalents, beginning of period             $11,523,848      $6,580,836
                                                           ----------------------------

Cash and cash equivalents, end of period                   $10,633,584      $6,214,071
                                                           ============================

Supplemental disclosure of cash flow data:
     Interest paid                                            $458,422            $787
                                                           ============================

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1-Unaudited interim financial statements:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Janus American Group, Inc. (formerly Janus Industries, Inc.) and Subsidiaries (the "Company") as of March 31, 1998, its results of operations and cash flows for the three months ended March 31, 1998 and 1997 and its changes in stockholders' equity for the three months ended March 31, 1998. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of December 31, 1997 and 1996 and for the years then ended (the "Audited Janus Financial Statements") included in the Company's Report on Form 10-KSB for the year ended December 31, 1997 previously filed with the Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Janus Financial Statements and the other financial statements included in the Form 10-KSB.

            The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full year ending December 31, 1998.

Note 2-Organization:

            As of March 31, 1998, the continuing operations of Janus American Group, Inc. ("Janus"), which until September 29, 1997 had been named Janus Industries, Inc., and its subsidiaries were comprised primarily of the operations of seven hotels (of which six are wholly-owned and one is 85% owned) and a hotel management company. Janus, its subsidiaries and its predecessor entities are referred to collectively herein as the "Company."

            The Company's owned and managed hotels are located primarily in the Midwestern and Southeastern pans of the United States and are designed to appeal primarily to business travelers and vacationers on limited budgets. As further described in Note 4, the hotel operations and two mortgage notes receivable were acquired, effectively, as of April 30, 1997 in a transaction that was accounted for as a purchase. Accordingly, the accompanying unaudited consolidated financial statements reflect the accounts for the hotel operations for the three months ended March 31, 1998 and the financial statements for periods prior to that date are not comparable.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2-Organization (continued):

            As further described in Note 10, management decided during December 1997 to discontinue and dispose of all of the Company's operations related to the engineering and wireline logging services to companies in the oil and gas industry (the "oil and gas services operations").

            As further described in Note 4 those operations were acquired on July 15, 1996 in a transaction that was accounted for as a purchase.

            From February 1990, when it emerged from the reorganization proceedings described below, until July 15,1996, the Company did not actively engage in any trade or business. Income consisted primarily of interest on temporary investments. Expenses consisted primarily of professional fees and other costs incurred in connection with the Company's efforts to acquire businesses, record retention and other administrative expenses incurred to satisfy existing financial reporting requirements.

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

Pursuant to the Plan and the order of the Bankruptcy Court confirming the Plan.

      a. USL and USL-SA changed their names to Janus Industries, Inc. and JI Subsidiary, Inc. ("JIS"), respectively;

      b. The United States Lines, Inc. and United States Lines (S.A.) Inc. Reorganization Trust (the "Reorganization Trust") was established for the purpose of administering the Plan and liquidating and paying claims of former creditors of USL and USL-SA. The Reorganization Trust will also make contributions of cash to Janus and JIS from time to time of amounts in excess of its projected liabilities and administrative requirements;

      c. All claims of former creditors of USL and USL-SA were discharged; as a result, such former creditors may look only to the Reorganization Trust (and not Janus or JIS) for payment of amounts in respect of their discharged claims;

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2-Organization (continued):

      d. The interests of all holders of shares of the capital stock of USL and USL-SA were extinguished and the former creditors of USL and USL-SA became entitled to receive all of the shares of capital stock issuable by Janus and JIS, except for shares issuable to a subsidiary of Dyson-Kissner-Moran ("DKM"), a new Investor; shares of capital stock issuable to such former creditors were initially issued to the Reorganization Trust as recordholder for reissuance to such creditors; and

      e. The Reorganization Trust contributed $3,000,000 of USL and USL-SA cash to capitalize Janus and JIS on February 23, 1990 and provided Janus and JIS with certain books and records, and all tax attributes and tax benefits, of USL and USL-SA; it also made cash contributions of approximately $7,491,000 and $7,622,000 to the capital of Janus and JIS in 1997 and 1996, respectively.

      At the time the Plan was approved, Janus and JIS had no commercial operations. However, they had substantial Federal net operating loss carryforwards (see Note 9). Under the Plan, DKM purchased approximately 36% of the Company's common stock and a warrant to purchase an additional 9% of the Company's common stock for $3,000,000. In addition, DKM was to control the Board of Directors of Janus and was required to seek and assist the Company in the consummation of the acquisition of one or more operating businesses while preserving the Federal income tax attributes of Janus and JIS. However, DKM was not able to assist the Company in consummating any acquisitions and, as a result, the Company repurchased and redeemed all of DKM's interests in Janus and JIS.

      The Company obtained new management during 1995 and consummated the acquisition of the oil and gas services operations in 1996 and the hotel operations in 1997.

Note 3-Summary of significant accounting policies:

      Use of estimates:

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

      Fresh-start accounting:

            The Company adopted fresh-start accounting at the time of its reorganization in February 1990 (see Note 2). The Company's opening balance sheet consisted of $6,000,000 in cash and capital stock. Accordingly, the reorganization value of the Company approximated book value.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Principles of consolidation:

            The unaudited consolidated financial statements include the accounts of Janus and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Note 3-Summary of significant accounting policies (continued):

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

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Advertising costs:

            The costs of advertising and promotion are expensed as incurred.

Note 3-Summary of significant accounting policies (continued):

      Income taxes:

            The Company accounts for income taxes pursuant to the asset and liability method which requires deferred tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Income tax credits attributable to benefits from net operating loss carryforwards or other temporary differences that existed at the time the Company adopted fresh-start accounting are reflected as a contribution to stockholders' equity in the period in which the tax benefits are realized.

            As explained in Note 2, the assets and liabilities of USL and USL-SA were initially transferred to the Reorganization Trust in February 1990. The Reorganization Trust is considered to be a grantor trust for income tax purposes. Accordingly, any taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Reorganization Trust are recorded in the Federal and state income tax returns of the Company; however, such assets and liabilities are not presented in these consolidated financial statements.

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

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3-Summary of significant accounting policies (concluded):

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

            Since the Company had losses applicable to common stock in the first quarter of 1998 and 1997 (Pro forma Consolidated Statement of Operations), the assumed effects of the exercise of outstanding stock options and warrants were anti-dilutive and, accordingly, dilutive per share amounts have not been presented in the accompanying unaudited consolidated statements of operations. In addition, the basic per share amounts presented in the accompanying unaudited consolidated statements of operations which were computed in accordance with SFAS 128 do not differ from those computed under previously promulgated accounting standards.

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

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            and the determination of segments based on its internal management structure. Management is in the process of evaluating whether SFAS 131 will require the Company to make any additional disclosures.

Note 4 - Acquisitions:

      On April 24, 1997, the Company entered the hospitality business by acquiring the following from affiliates of Louis S. Beck and Harry Yeaggy (the "Sellers"): (i) seven hotels (of which six are wholly-owned and one is owned by an 85%-owned partnership), (ii) a hotel management company and substantially all of the assets thereof other than seven management contracts and (iii) financial participations in the form of mortgages on one additional hotel and a campground (the "Mortgages"). The hotels, the management company and the Mortgages are also referred to herein as the "Hotel Group." The Sellers also own controlling interests in other hotels, certain of which are managed by the Company. Each of the Sellers became an executive officer of the Company as of the date of acquisition.

            The consideration exchanged by the Company for the assets and liabilities of the Hotel Group and the other direct acquisition costs were comprised as follows:

             Issuance of
                10,451.88 shares of Series B preferred
                stock with a liquidating and estimated
                fair value of $1,000 per share                $10,451,880
                3,799,999 shares of Janus common stock
                with an estimated fair value of $3.25
                per share                                      12,349,997
                                                              -----------

                         TOTAL VALUE OF SHARES ISSUED         $22,801,877
                Cash paid to the Sellers to repay
                short-term loans                                  793,803
                Legal, accounting and other costs
                related to the purchase                         1,007,424
                                                              -----------

                Total purchase price to be allocated          $24,603,104
                                                              -----------

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The acquisition was accounted for as a purchase and, accordingly, the results of the Hotel Group have been included in the accompanying unaudited consolidated statements of operations subsequent to April 30, 1997 (the effective date of the acquisition for accounting purposes). In addition, total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with the excess of cost over such fair values allocated to goodwill, as shown below:

             Cash                                                 $79,994
             Accounts receivable                                  230,011
             Other current assets                                 217,024
             Property and equipment                            34,400,000
             Mortgage notes receivable                          5,758,282
             Goodwill                                           6,820,406
             Other assets                                       1,256,672
             Accounts payable                                   (579,115)
             Other current liabilities                          (519,595)
             Long-term debt                                  (20,333,575)
             Deferred tax liabilities                         (1,190,000)
             Minority  interest in the 85%-owned hotel
             Partnership                                      (1,537,000)
                                                              -----------

             Total purchase price allocated                   $24,603,104
                                                              -----------

            Although the Company has a substantial amount of estimated available net operating loss carryforwards for Federal income tax and alternative minimum tax purposes, the deferred tax assets potentially available from such carryforwards have been reduced by a valuation allowance due to uncertainties related to their future realization. Accordingly, the amounts allocated to goodwill and deferred tax liabilities shown above in connection with the acquisition of the Hotel Group have each been reduced by approximately $8,134,000, which is equivalent to the reduction in the valuation allowance attributable to the portion of the net operating loss carryforwards that management estimates will be offset by temporary differences attributable to the acquired net assets of the Hotel Group.

            The goodwill attributable to the acquisition of the Hotel Group is being amortized based on an estimated useful life of 40 years.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

            The following unaudited pro forma information shows the actual results of continuing operations for the three months ended March 31,1998, and pro forma results of operations for the three months ended March 31, 1997 (and excludes the results of the discontinued oil and gas services operations) as though the Hotel Group had been acquired as of January 1, 1997.

                                              March 31, 1998   Adjusted Proforma
                                                                 March 31, 1997
                                        ---------------------------------------
Revenues:
  Hotel revenues:
       Room and related services              $1,836,667            $1,919,698
       Food and beverage                         293,046               294,779
       Management fees                           375,131               274,309
       Other                                      30,528                34,066
                                        ---------------------------------------
            Total hotel revenues               2,535,372             2,522,852
       Sales                                                                 0
                                        ---------------------------------------
            Total revenues                     2,535,372             2,522,852
                                        ---------------------------------------

Cost and expenses:
  Direct hotel operating expenses
       Room and related services                 523,182               517,815
       Food and beverage                         252,180               269,962
       Selling and general expenses              127,150               129,946
                                        ---------------------------------------
            Total direct hotel
              operating expense                  902,512               917,723
       Occupancy and other operating
        expenses                                 421,348               410,989
       Selling, general and admin.
        Expenses                                 919,336               971,077
       Depreciation of property and
        equipment                                341,724               296,033
       Amortization of intangible
        assets                                    50,982                33,834
                                        ---------------------------------------

            Total costs and expenses           2,635,902             2,629,656
                                        ---------------------------------------

Operating income (loss)                         (100,530)             (106,804)

Other income (expense)
       Interest income                           246,449               178,185
       Other income                                    0
       Interest expense                         (458,422)             (450,879)
                                        ---------------------------------------

Income (loss) before state income taxes
       And minority interest                    (312,503)             (379,498)

Credit for prior year state income tax
  refunds

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income (loss) before minority interest          (312,503)             (379,498)

Minority interest                                (39,751)              (36,810)
                                        ---------------------------------------

Net income (loss)                               (272,752)             (342,688)

Less preferred dividend requirements             197,583               195,973
                                        ---------------------------------------

Net income (loss) applicable to common
  stock                                         (470,335)             (538,661)

Net income (loss) per common share                 -0.05                 -0.06
                                        ---------------------------------------

Weighted average common shares
  outstanding                                 $8,691,735            $9,030,608
                                        =======================================

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

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Acquisitions (continued)

-- The provision for income taxes is based upon pro forma income from continuing operations and the statutory Federal and state income tax rates. Any actual income tax credits attributable to benefits from net operating loss carryforwards that existed at the time the Company adopted fresh-start accounting will be reflected as a contribution to stockholders' equity in the period in which the tax benefits are realized; and

-- The effects of the issuance of shares of preferred and common stock as part of the consideration for the acquisition on preferred stock dividends and weighted average common shares

The unaudited pro forma results of operations shown above do not purport to represent what the combined results of operations actually would have been if the acquisition of the Hotel Group had occurred as of January 1, l997 instead of the actual date of consummation or what the results of operations would be for any future periods

On July 15, 1996, the Company commenced oil and gas services operations when it acquired certain assets and liabilities of Pre-Tek Wireline Service Company, Inc. ("PTWSC") and its wholly-owned subsidiary, K.F.E. Wireline, Inc. ("KFE"), for consideration comprised of cash, common stock and warrants. PTWSC and KFE are referred to collectively herein as "Pre-Tek." The oil and gas services operations were discontinued in December 1997.

The consideration exchanged by the Company for such assets and liabilities and the other direct acquisition costs were comprised as follows:

Cash payments to certain creditors and
former stockholders of Pre-Tek                                         $605,413

Issuance of 268,368 shares of Janus
common stock, with a fair value of per
share, of $2.75 and 500,000 warrants to
purchase Janus common stock, to
stockholders and former stockholders of
Pre-Tek                                                                 738,012

Return of 37,350 shares of Janus common
stock as a result of post-closing adjustments                          (102,713)

Other acquisition costs                                                 182,092
                                                                     ----------

    TOTAL                                                            $1,422,804
                                                                     ----------

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4-Acquisitions (concluded):

      Unaudited pro forma information showing the results of operations for the three months ended March 31, 1998 and 1997 of the oil and gas services operations are not presented because such operations have been discontinued.

Note 5 - Mortgage notes receivable:

      The Mortgages, which were acquired on April 24, 1997 in connection with acquisition of the Company's hotel operations, are secured by a hotel in Juno Beach, Florida and a campground in Kissimmee, Florida, both of which are owned by entities controlled by the Sellers. The Sellers have also personally guaranteed the Mortgages. The balances receivable at March 31, 1998 consisted of the following:

      Note secured by hotel property, with interest at
      .5% above specified prime rate (an effective rate
      of 9.0% at December 31, 1997)                             $2,175,112

      Note secured by campground, with interest at 8%            3,476,863
                                                                ----------

      Total mortgage notes receivable                            5,651,975

      Less current portion                                         125,611
                                                                ----------

      LONG-TERM PORTION, NET OF CURRENT
      PORTION                                                   $5,526,364
                                                                ----------

      The Mortgages are payable in monthly installments of principal and interest through April 2003 and final installments of all remaining principal and interest in May 2003.

      Principal payments on the Mortgages in each of the five years subsequent to December 31, 1997 are:

                   Year Ending
                   December 31                        Amount
                   -----------
                       1998                         $123,022
                       1999                          133,708
                       2000                          145,326
                       2001                          157,958
                       2002                          171,690

      The Company derived interest income of $118,893 from the Mortgages during the period from January 1, 1998 to March 31, 1998.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Property and equipment:

      Property and equipment at March 31, 1998 and 1997 consisted of the following:

                              Years of         March 31             March 31
                             Useful Life         1998                 1997
                             -----------         ----                 ----

      Land                                    $6,035,000
      Hotels                     30           26,942,000
      Hotel furniture and
      fixtures                    5            2,439,527
      Equipment and
      vehicles                    5                  -0-             $677,291
      Other                       5               10,483
                                             --------------------------------
                                             $35,427,010             $677,291
      Less accumulated
      depreciation and
      amortization                             1,216,038              116,920
                                             --------------------------------
      Totals                                 $34,210,972             $560,371
                                             --------------------------------

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Long-term debt:

    Long-term debt at March 31, 1998 consisted of the following:

    Fixed rate mortgage notes payable in monthly installments, including interest at rates ranging from 8.875% to 10%;
    The mortgage notes mature from August 2000 through
    January 2016                                                    $10,655,032

    Variable rate mortgage notes payable in monthly installments,
    Including interest at rates varying with the prime commercial
    Lending rate, rates on U.S. Treasury securities and other
    defined indexes (the effective rates at December 31, 1997
    ranged from 8.73% to 9.5%); the mortgage notes mature from
    August 1998 through April 2006                                    9,021,774

    Equipment notes with various maturities through December
    2001 and interest at rates ranging from 8.98% to 15%                154,948
                                                                    -----------

    Total long-term debt                                             19,831,754

    Less current portion                                              2,124,180

    Long-term debt, net of current portion                          $17,707,574
                                                                    -----------

Long-term debt is secured by the Company's property and equipment.

Principal payments in years subsequent to December 31, 1997 are as follows:

          Year Ending                          Amount
          December 31                          ------
          -----------

              1998                         $2,112,215
              1999                            570,665
              2000                            620,790
              2001                          1,502,792
              2002                          2,717,123

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8 -Commitments and contingencies:

      Employment agreements:

            During 1997, the Company entered into employment agreements whereby it will be obligated to pay minimum salaries to four of its executive officers, including each of the Sellers, aggregating $760,000 during 1998 and 1999 and $250,000 in 2000.

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

            Exposure to credit risk with respect to trade receivables is limited by the short payment terms and, generally, the low balances applicable to such instruments and the Company's routine assessment of the financial strength of its customers. Exposure to credit risk with respect to the Mortgages is limited because they are secured by real estate with an estimated market value in excess of the mortgage balance.

      Litigation:

            The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effects on the Company's consolidated financial statements in subsequent years.

      Note 9 -Income taxes:

            For financial statement purposes, there was no net provision for Federal income taxes at March 31, 1998 and 1997 as a result of the net pre-tax loss incurred by the Company during each year. In addition, there was no credit for Federal income taxes at March 31, 1998 and 1997 because all of the tax loss attributes referred to above have been fully reserved through a valuation allowance rather than reflected as deferred tax as deferred tax assets due to the lack of a historical taxable income stream and the uncertainties referred to above. Future benefits, if any, to be realized from the utilization of the net operating loss carryforwards generated prior to the Company's reorganization in February 1990 will be reported as an increase in additional paid-in capital and not as a credit to results of operations.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9-Income taxes (concluded):

            Additionally, Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a change of more than 50% in the ownership of the corporation during a three-year period. As of March 31, 1998 management believes that such a change in ownership has not occurred.

Note 10 - Discontinued operations:

      In December 1997, the Company adopted a plan to discontinue and dispose of the oil and gas services operations that it had acquired in July 1996 (see
      Note 4). Accordingly, the results of the oil and gas services operations through December 31, 1997 and the estimated loss to be incurred in connection with the disposal have been classified as separate components of discontinued operations. See audited consolidated financial statements filed as part of Form 10-KSB for the year ended December 31, 1997. Management has completed the disposal through the sale of the stock of PTWSC as of March 31, 1998.

      Pre-Tek operating losses from January 1 to March 31, 1998 totaled $42,787. The gain from the sale of stock totaled $14,161. The net effect of the operating loss and gain on sale of stock totaling $28,626 reduced the accrual from discontinued operations at March 31, 1998 to $136,186.

Note 11 - Fair value of financial instruments:

      The Company's financial instruments at March 31, 1998 and 1997 consisted of cash, accounts receivable, mortgage notes receivable, accounts payable and fixed and variable rate mortgage and equipment notes payable. In the opinion of management, (i) cash, accounts receivable and accounts payable were carried at values that approximated their fair values because of their short-term maturities and (ii) mortgage notes receivable and mortgage and equipment notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics

Note 12 - Minority interest:

      The Company owns an interest of approximately 90% in JIS and an interest of 85% in a hotel partnership that it acquired as part of the acquisition of the Hotel Group during 1997 (see Note 4). The balance of the minority interest in these consolidated

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      subsidiaries at March 31, 1998 and the changes in the minority interest are set forth below:

                                     JIS          HOTEL
                                               PARTNERSHIP     TOTAL
                            --------------------------------------------
        Balance 1/1/98            $ 91,113     $1,597,856    $1,688,969
        Net Income (loss)              -0-        (39,751)      (39,751)
                            --------------------------------------------
        Balance at 3/31/98         $91,113     $1,558,105    $1,649,218

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


On April 24, 1997, Janus American Group, Inc. ("Janus") consummated the acquisition of a 100% equity interest in six hotels and an 85% equity interest in a seventh hotel (the "Hotels"), a 100% equity interest in a hotel management company (the "Management Company") and substantially all of the assets thereof other than seven management contracts and 100% interests in mortgages (the "Mortgages") on one additional hotel and a campground, all of which were owned by corporations and partnerships that were, effectively, wholly-owned or controlled by Louis S. Beck and Harry Yeaggy (the "Sellers") during the year ended December 31, 1996 and the period from January 1, 1997 through the date of acquisition. The Hotels, the Management Company and the Mortgages are referred to herein as the Beck-Yeaggy Group." On July 15, 1996, the Company acquired the oil and industry services business of Pre-Tek Wireline Service Company, Inc. and its wholly-owned subsidiary ("Pre-Tek"). Janus has accounted for the acquisitions of the Beck-Yeaggy Group and Pre-Tek pursuant to the purchase method of accounting in its historical financial statements based on effective acquisition dates of April 30, 1997 and July 15, 1996, respectively. It was determined by management to discontinue and dispose of the oil and gas services operations at December 31, 1997. The estimated loss was accrued. Based upon the above, the pro forma was adjusted to eliminate the effect of Pre-Tek from operations.

The accompanying adjusted unaudited pro forma condensed statement of operations for the three months ended March 31, 1997 combines the historical consolidated statement of operations of Janus and its subsidiaries for the three months ended March 31, 1997 (including the Beck-Yeaggy Group for the period from January 1, 1997 to March 31, 1997 as if the acquisition was consummated as of January 1, 1997, and the elimination of Pre-Tek for the entire period).

The accompanying unaudited pro forma condensed combined financial statements are based on the assumptions and adjustments described in the accompanying notes which management believes are reasonable. The unaudited pro forma condensed consolidated financial statements do not purport to represent what the combined results of operations actually would have been if the acquisition of Beck Yeaggy-Group referred to above had occurred as of January 1, 1997 instead of the actual date of consummation or what the financial position and results of operations would be for any future periods. The unaudited pro forma condensed combined financial statements and the accompanying notes should be read in conjunction with the audited and unaudited historical financial statements of Janus and its subsidiaries, the Beck-Yeaggy Group and Pre-Tek included elsewhere herein and in the Form 10-KSB for the year ended December 31, 1997.

                           JANUS AMERICAN GROUP, INC.
        ADJUSTED UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                           March 31,     March 31,
                                                             1998          1997
                                                         -------------------------
Revenues:
     Hotel revenues:
        Room and related services                        $1,836,667
        Food and beverage                                  $293,046
        Management fees                                    $375,131
        Other                                               $30,528
                                                         -------------------------
           Total hotel revenues                          $2,535,372             $0
     Sales                                                       $0             $0
                                                         -------------------------
               Total revenues                            $2,535,372             $0
                                                         -------------------------

Cost and expenses:
     Direct hotel operating expenses:
        Room and related services                          $523,182
        Food and beverage                                  $252,180
        Selling and general expenses                       $127,150
                                                         -------------------------
                 Total direct hotel operating expense      $902,512             $0
      Occupancy and other operating expenes                $421,348             $0
      Selling, general and administrative expenses         $919,336       $166,438
      Depreciation of property and equipment               $341,724           $366
      Amortization of intangible assets                     $50,982             $0
                                                         -------------------------
                Total costs and expenses                 $2,635,902       $166,804
                                                         -------------------------

Operating income (loss)                                   ($100,530)     ($166,804)

Other income (expense)
      Interest income                                      $246,449        $59,069
      Other income                                               $0         $5,973
      Interest expense                                    ($458,422)          $787
                                                         -------------------------

Income (loss) before state income taxes and
      minority interest                                   ($312,503)     ($100,975)

Credit for prior year state income tax refunds                             $76,527
                                                         -------------------------

Income (loss) before minority interest                    ($312,503)      ($24,448)

Minority interest                                          ($39,751)            $0
                                                         -------------------------

Net income (loss)                                         ($272,752)      ($24,448)

Less preferred dividend requirements                       $197,583             $0
                                                         -------------------------

Net income (loss) applicable to common stock              ($470,335)      ($24,448)

Net income (loss) per common share                            -0.05           0.00
                                                         =========================

Weighted average common shares outstanding                8,691,735      5,230,609
                                                         =========================

                           JANUS AMERICAN GROUP, INC.
               ADJUSTED UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
                             STATEMENT OF OPERATIONS
                 FOR THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                                                   Adjusted Pro
                                                                      Forma
                                                     March 31,       March 31,
                                                       1998            1997
                                                   ---------------------------
Revenues:
   Hotel revenues:
     Room and related services                     $1,836,667       $1,919,698
     Food and beverage                               $293,046         $294,779
     Management fees                                 $375,131         $274,309
     Other                                            $30,528          $34,066
                                                   ---------------------------
       Total hotel revenues                        $2,535,372       $2,522,852
   Sales                                                                    $0
                                                   ---------------------------
       Total revenues                              $2,535,372       $2,522,852
                                                   ---------------------------

Cost and expenses:
   Direct hotel operating expenses:
     Room and related services                       $523,182         $517,815
     Food and beverage                               $252,180         $269,962
     Selling and general expenses                    $127,150         $129,946
                                                   ---------------------------
       Total direct hotel operating expense          $902,512         $917,723
   Occupancy and other operating expenes             $421,348         $410,989
   Selling, general and administrative expenses      $919,336         $971,077
   Depreciation of property and equipment            $341,724         $296,033
   Amortization of intangible assets                  $50,982          $33,834
                                                   ---------------------------
       Total costs and expenses                    $2,635,902       $2,629,656
                                                   ---------------------------

Operating income (loss)                             ($100,530)       ($106,804)

Other income (expense)
   Interest income                                   $246,449         $178,185
   Other income                                            $0
   Interest expense                                 ($458,422)       ($450,879)
                                                   ---------------------------

Income (loss) before state income taxes and
   minority interest                                ($312,503)       ($379,498)

Credit for prior year state income tax refunds
                                                   ---------------------------

Income (loss) before minority interest              ($312,503)       ($379,498)

Minority interest                                    ($39,751)        ($36,810)
                                                   ---------------------------

Net income (loss)                                   ($272,752)       ($342,688)

Less preferred dividend requirements                 $197,583         $195,973
                                                   ---------------------------
                                                           $0
Net income (loss) applicable to common stock        ($470,335)       ($538,661)

Net income (loss) per common share                      -0.05            -0.06
                                                   ===========================

Weighted average common shares outstanding          8,691,735        9,030,608
                                                   ===========================

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Purchases of the Beck-Yeaggy Group and Pre-Tek:

Information with respect to the cost incurred by Janus to purchase the Beck-Yeaggy Group on April 30, 1997 (the effective date of the acquisition used for accounting purposes) and the allocation of such costs in accordance with the purchase method of accounting is set forth in Note 4 of the notes to the unaudited condensed consolidated financial statements of Janus included elsewhere herein.

Information with respect to the cost incurred by Janus to purchase Pre-Tek on July 15, 1996 is set forth in Note 4 of the notes to the unaudited condensed consolidated financial statements of Janus included elsewhere herein.

Pro Forma Adjustments to the Unaudited Condensed Combined Statements of Operations for the three months ended March 31, 1997.

(a) To eliminate the net revenues derived from management contracts of the Beck-Yeaggy Group that were not acquired by Janus.

(b) To record the additional cost to be incurred as a result of the revisions to the agreement with Hospitality Employee Leasing Program, Inc. that became effective upon the consummation of the acquisition of the Beck-Yeaggy Group.

(c) To record the net effects of changes to compensation and related expenses based on revised employment and lease agreements that became effective upon the consummation of the acquisition of the Beck-Yeaggy Group and the elimination of the costs of consultants who will no longer be employed and certain other nonrecurring costs.

(d) To record the effects arising from the allocation of the purchase price for the acquisition of the Beck-Yeaggy Group on historical depreciation and amortization of property and equipment based on the fair values and estimated useful lives of the assets required.

(e) To record the effects arising from the allocation of the purchase price for the acquisition of the Beck-Yeaggy Group on historical amortization of goodwill based on a minimum estimated benefit period for goodwill arising from the acquisition of the Beck-Yeaggy Group of 40 years.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(f) To adjust state income tax provisions and credits based on the pro forma income or loss before income taxes and related carryforwards applicable to each state. No provisions or credits for Federal income taxes have been recorded on the pro forma net income or loss before income taxes based on the availability of net operating loss carryforwards due to the uncertainties related to their future use (see Note 9 of the notes to the condensed consolidated financial statements herein).

(g) To record the minority interest in the net income (loss) of the 85%-owned hotel.

(h) To record the dividends attributable to the shares of Series B preferred stock issued as part of the consideration paid to the Sellers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

      The following discussion of the Company's historical results of operations, changes in liquidity and capital resources and liquidity and capital resources as of March 31, 1998 and for the three months ended March 31, 1998 and 1997 should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto and the Adjusted Unaudited Pro Forma Condensed Consolidated Financial Statements of Janus American Group, Inc. and Subsidiaries and the notes thereto included elsewhere herein. The term "Company" means Janus American Group, Inc. ("Janus") collectively with its subsidiaries JI Subsidiary, Inc. ("JIS"), Pre-Tek Wireline Service Company, Inc. ("Wireline") and KFE Wireline, Inc. ("KFE"). References to the operations of "Pre-Tek" in this discussion are to the combined operations of Wireline and Wireline's subsidiary, KFE.

      Janus and JIS are the successors to United States Lines, Inc. ("U.S. Lines") and United States Lines (S.A.), Inc. ("U.S. Lines (S.A)"), which emerged from a Chapter 11 bankruptcy in 1990. The Plan of Reorganization which was approved by the creditors of U.S. Lines and U.S. Lines (S.A.) and the United States Bankruptcy Court for the Southern District of New York, contemplated that Janus and JIS would seek out acquisition opportunities for each of the reorganized companies in order to utilize their respective anticipated available net operating loss carryforwards ("NOLs") for Federal income tax purposes.

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

      In December 1997, the Company adopted a plan to discontinue and dispose of the oil and gas services operations that it had acquired in July 1996. See Note 4 to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein. Accordingly, the results of the oil and gas services operations through December 31, 1997 and the estimated loss to be incurred in connection with the disposal were classified as separate components of discontinued operations at December 31, 1997. See Consolidated Statements of Operations included in the Company's Report on Form 10-KSB for the year ended December 31, 1997. Management has completed the disposal through the sale of the stock of Pre-Tek to management of Pre-Tek as of March 31, 1998.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

      Historical and Pro Forma Results of Operations

            The acquisition of the Beck-Yeaggy Group and Pre-Tek were accounted for as purchases and, accordingly, the Company's historical results of operations for the three months ended March 31, 1998 and 1997 include the results of operations of the Beck-Yeaggy Group for the three months ended March 31, 1998 and Pre-Tek subject to the effect of discontinued operations as estimated at December 31, 1997. See Note 10 to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein. As a result of the acquisition of Beck-Yeaggy Group subsequent to April 30, 1997 and the accounting effect of the discontinued operations of Pre-Tek, the Company's historical results of operations for the three months ended March 31, 1998 are not directly comparable to those of 1997.

      To present more comparable information, adjusted unaudited pro forma combined results of operations for the three months ended March 31, 1998 and 1997 are set forth herein. The adjusted unaudited pro forma result of operations sets forth the historical results of the Company for the three months ended March 31, 1998 as compared to the historical results of Beck-Yeaggy Group for the three months ended March 31, 1997 adjusted to reflect: the elimination of net revenues derived from management contracts of the Beck-Yeaggy Group that were not acquired by the Company; depreciation and amortization of property on equipment based on fair values of assets acquired; the amortization for goodwill; the net effects of changes to compensation and related expenses based on revised employment and lease agreements; and the issuance of shares of preferred and common stock (net of shares returned) as part of the consideration for the acquisitions. The pro forma statement of operations for the three months ended March 31, 1998 and 1997 are exclusive of Pre-Tek's operating results. See
Note 10 to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein.

      The pro forma combined net loss of the Company was $470,335 for the three months ended March 31, 1998 as compared to a net loss of $538,661 during the same period of 1997. The decrease in net loss was primarily the result of increases in interest income and management fee income which more than offset a decrease in hotel revenues.

      Room revenue decreased $83,031 to $1,836,667 in the three months ended March 31, 1998 as compared to the three month period in the prior year. The 4.3% decrease was attributable primarily to a decrease in the occupancy percentage for the Owned Hotels. The average rate increased from $39.63 in 1997 to $42.67 for 1998 as the occupancy percentage decreased 5.65% in 1998 to 49.14% from 54.79% in 1997.

      Management fee income increased from $274,309 in 1997 to $375,131 in 1998 as room revenues increased at the Managed Hotels where the management fees are calculated as a percentage of room revenues, the Company had additional management contracts over the same period in the prior year and the Company received the payment of incentive management fees upon the sale of certain Managed Hotels by such hotels' owners.

      Other hotel related revenues remained stable from 1997 to 1998.

      Direct hotel operating expenses decreased by $15,211 from $917,723 in 1997 to $901,512 in 1998. Direct room and related services costs increased as linen costs increased. Food and beverage costs decreased as food costs decreased.

      Occupancy and other operating expenses increased to $421,348 in 1998 from $410,989 in 1997. The increase was the net effect of a decrease in utility expense and an increase in repairs and maintenance expense.

      Selling, general and administrative expenses decreased by $51,741 to $919,336 in 1998 from $971,077 in 1997 as a result of a reduction in compensation expenses and professional fees.

      Depreciation and amortization expense increased by $45,691 in 1998 from $296,033 in 1997 as a result of depreciation expense on 1997 improvements.

      Interest and other income increased $68,365 to $246,449 in 1998 from $178,175 in 1997 as the amount of funds invested increased over the same period in the prior year.

      Interest expense increased from $450,879 in 1997 to $458,422. The increase was attributable to interest rate increases on variable rate debt.

      The charges to operations for minority interest remained stable from 1997 to 1998.

      Historical Changes in Liquidity and Capital Resources

      Total assets decreased from $61,404,126 at December 31, 1997 to $59,953,020 at March 31, 1998. The decrease in total assets was the result of the discontinued operations of Pre-Tek.

      Property, plant and equipment, goodwill, and notes receivable, all fluctuated as a result of the sale of Pre-Tek.

LIQUIDITY AND CAPITAL RESOURCES AT MARCH 31, 1998

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

      At March 31, 1998, the Company had $10,633,584 in cash and cash equivalents. Included in the total is restricted cash of $201,805 consisting of $41,238 for the redemption of preferred stock of JIS and $160,567 for real estate tax escrow accounts.

      During the three months ended March 31, 1998, the Company invested approximately $215,000 in capital improvements in connection with the Owned Hotels. The Company plans to spend an additional $1,300,000 on such capital improvements over the nine month period ending December 31, 1998.

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

      The Company has benefited and management believes that the Company will continue to benefit as the recipient of moneys disbursed by the Reorganization Trust as the Reorganization Trust accumulates moneys in excess of its reasonably required reserves and projected operating expenses. There is no objective formula to determine the extent to which Reorganization Trust assets exceed projected liabilities and administrative requirements thereby making additional cash available for contribution to the Company. However, management's belief that there will be further contributions is based upon the decrease of the Reorganization Trust's administrative expenses through reductions in personnel and office space, which is related to the decreasing volume of unsettled claims of former unsecured creditors of U.S. Lines and U.S. Lines (S.A.). The amount of excess cash available for contribution to the Company will also be dependent upon the remaining duration of Reorganization Trust activity necessary to resolve outstanding claims, particularly the asbestos and other late-manifesting personal injury claims, and the amount of professional fees associated with this activity. Accordingly, no assurance can be given as to the amount or timing of additional contributions from the Reorganization Trust, if in fact there are any additional contributions.

      The Company's long-term debt at March 31, 1998 totals $19,831,754. Mortgage debt totals $19,676,806, which consists of $10,655,032 in fixed rate, fully self-amortizing mortgage loans and $9,021,774 in adjustable rate (3-5 year adjustment period) mortgage loans. Such adjustable rate loans have maturity dates ranging from March 1998 to April 2006. Interest rates on mortgage debt range from 8.875% to 10.00% with a weighted average interest rate of 9.3% effective at March 31, 1998. The approximate scheduled repayments of principal on the long-term debt of the Company are: from April 1, 1998 through December 31, 1998 -- $1,965,500; 1999 -- $570,665; 2000 -- $620,790; and 2001 --
$1,502,792. Management of the Company currently believes that the cash flow from the Company's hotel operations will be sufficient to make the required amortization payments. Balloon payments required to be made at the maturity of the non-self-amortizing loans are expected to be made from cash on hand at the time or from the proceeds of refinancing. There can be no assurance that the Company will be able to obtain financing, or financing on terms satisfactory to it.

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

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (A) Exhibits

          27.1 Financial Data Schedule

      (B) Reports on Form 8-K:

      There were no reports on Form 8-K filed by the Company during the quarter ended March 31, 1998.

                                    SIGNATURE

      In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 1998                    JANUS AMERICAN GROUP, INC.


                                       By: /s/ James E. Bishop
                                           -------------------------------------
                                           James E. Bishop, President


Dated: May 14, 1998                         /s/ Richard A. Tonges
                                           -------------------------------------
                                            Richard A. Tonges, Treasurer and
                                            Vice President of Finance (Principal
                                            Financial and Accounting Officer)