Form 10QSB
period 1998-06-30
JANUS AMERICAN GROUP INC
filed 1998-08-14
CIK 1020359

Commission File Number 0-22745

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

            CHECK WHETHER ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES |X| NO |_|

  Number of shares of Common Stock outstanding as of August 10, 1998: 8,694,088

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES |_|  NO |X|

                           JANUS AMERICAN GROUP, INC.

                                   FORM 10-QSB

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1998

PART I.                FINANCIAL INFORMATION                                                           PAGE NO.

                       Item 1.  Financial Statements                                                         1

                       Item 2.  Management's Discussion and Analysis of Financial Condition and             31
                       Results of Operations

PART II.               OTHER INFORMATION


                       Item 6.  Exhibits and Reports on Form 8-K                                            38

SIGNATURE PAGE


                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                          INDEX TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
HISTORICAL FINANCIAL STATEMENTS:

       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS                 4
           JUNE 30, 1998 AND DECEMBER 31, 1997

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS                     5
       OF OPERATIONS
           SIX MONTHS ENDED JUNE 30, 1998
           AND JUNE 30, 1997

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF                   6
       STOCKHOLDERS' EQUITY
           SIX MONTHS ENDED JUNE 30, 1998

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS                     7
       OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30, 1998
           AND JUNE 30, 1997

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL             8
       STATEMENTS

PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

       INTRODUCTION TO THE UNAUDITED PRO FORMA CONDENSED               26
       CONSOLIDATED FINANCIAL STATEMENTS

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT            27
       OF OPERATIONS ADJUSTED FOR DISCONTINUED OPERATIONS
           THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT            28
       OF OPERATIONS ADJUSTED FOR DISCONTINUED OPERATIONS
           SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

       NOTES TO ADJUSTED UNAUDITED PRO FORMA CONDENSED                 29
       CONSOLIDATED FINANCIAL STATEMENTS

                       JANUS AMERICAN GROUP, INC.
             UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET
                  AS JUNE 30, 1998 AND DECEMBER 31, 1997

                                 ASSETS
                                                                           June30,       December31,
                                                                            1998            1997
                                                                        ---------------------------
Current asset:
   Cash and cash equivalents                                            $11,045,237     $11,150,243
   Restricted cash for preferred stock of sub. and real estate taxes       $218,342        $373,605
   Accounts receivable                                                     $578,766        $554,882
   Current portion of notes receivable                                     $186,588        $171,632
   Other current assets                                                    $119,817        $386,231
                                                                        ---------------------------
     Total current assets                                               $12,148,751     $12,636,593
Property and equipment, net of accumulated depreciation
   and amortization                                                     $34,293,917     $34,803,291
Notes receivable                                                           $612,361        $126,390
Mortgage notes receivable                                                $5,493,292      $5,558,755
Goodwill, net of accumulated amotization                                 $6,622,251      $6,707,506
Other assets                                                             $2,135,650      $1,571,591
                                                                        ---------------------------
             Total                                                      $61,306,222     $61,404,126
                                                                        ===========================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Payable for redemption of preferred stock                                $41,238         $41,238
   Current portion of long-term debt                                     $2,148,110      $2,112,215
   Accounts payable                                                      $1,082,237        $903,234
   Accrued expenses                                                        $474,270        $786,167
   Dividends payable                                                       $195,974        $197,583
                                                                        ---------------------------
    Total current liabilities                                            $3,941,829      $4,040,437
Long-term debt, net of current portion                                  $17,538,990     $17,866,318
Deferred tax liabilities                                                 $1,190,000      $1,190,000
                                                                        ---------------------------
    Total liabilities                                                   $22,670,819     $23,096,755

Minority interest                                                        $1,690,065      $1,688,969
                                                                        ---------------------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock:
      Series A; par value $.01 per share; 5,000,000 shares
         authorized; none issued
      Series B; par value $.01 per share; 12,000 shares
         authorized; 10,451.88 shares issued and outstanding                   $105            $105
   Common stock, par value $.01 per share; 15,000,000
      shares authorized; 11,880,867 shares issued                          $118,809        $118,809
Additional paid-in capital                                              $43,172,142     $43,163,320
Accumulated deficit                                                     ($5,029,420)    ($5,347,533)
Treasury stock- 3,189,132 shares, at cost                               ($1,316,299)    ($1,316,299)
                                                                        ---------------------------
    Total stockholders' equity                                          $36,945,337     $36,618,402
                                                                        ---------------------------
    Total                                                               $61,306,222     $61,404,126
                                                                        ===========================

                                 JANUS AMERICAN GROUP, INC.
                  UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                         June 30,        June 30,
                                                           1998            1997
                                                        -------------------------
Revenues:
Hotel revenues:
 Room and related services                              $4,964,447     $2,197,760
 Food and beverage                                        $792,853       $322,962
 Management fees                                          $816,033       $202,047
 Other                                                    $134,824        $57,263
                                                        -------------------------
     Total hotel revenues                               $6,708,157     $2,780,032
Sales                                                           $0       $731,229
                                                        -------------------------
     Total revenues                                     $6,708,157     $3,511,261
                                                        -------------------------

Cost and expenses:
  Direct hotel operating expenses:
   Room and related services                            $1,236,178       $451,548
   Food and beverage                                      $666,202       $258,335
   Selling and general expenses                           $295,477        $79,978
                                                        -------------------------
      Total direct hotel operating expense              $2,197,857       $789,861
Occupancy and other operating expene                      $882,988       $843,256
Selling, general and administrative expenses            $2,094,008     $1,019,965
Depreciation of property and equipment                    $698,471       $274,009
Amortization of intangible assets                          $96,346        $53,574
                                                        -------------------------
     Total costs and expenses                           $5,969,667     $2,980,665
                                                        -------------------------

Operating income (loss)                                   $738,490       $530,596

Other income (expense)
  Interest income                                         $638,043       $174,615
  Other income                                                            $19,640
  Interest expense                                       ($924,987)     ($322,670)
                                                        -------------------------
Income (loss) before state income taxes and
  minority interest                                       $451,545       $402,181
Credit for prior years federal income tax refunds         $261,215
Credit for prior year state income tax refunds                            $76,257
                                                        -------------------------
Income (loss) before minority interest                    $712,760       $478,438
Minority interest                                           $1,095        $31,847
                                                        -------------------------
Net income (loss)                                         $711,665       $446,591
Less preferred dividend requirements                      $393,558       $130,649
                                                        -------------------------
Net income (loss) applicable to common stock              $318,108       $315,942

Net income (loss) per common share-Basic                      0.04           0.05
                                                        =========================

Net income (loss) per common share-Assuming dilution          0.04           0.05
                                                        =========================

Weighted average common shares outstanding               8,691,735      6,357,577
                                                        =========================




                                                     JANUS AMERICAN GROUP, INC.
                                 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                               FOR THE SIX MONTHS ENDED JUNE 30, 1998


                                Preferred Stock     Common Stock                                     Treasury Stock
                                ---------------  ------------------                              ---------------------
                                Number           Number               Additional                 Number
                                  of               of                 Paid-in       Accumulated    of
                                Shares   Amount  Shares       Amount  Capital         Deficit    Shares         Amount     Total
                                ---------------  -------------------  ------------------------------------------------  -----------
Balance January 1 1998          10,451.88  $105  11,880,867  $118,809  $43,163,320  ($5,347,535)  3,189,132 ($1,316,299) $36,618,400

Hat income                                                                            $711,665                             $711,665

Contribution to capital from
  United States Lines, Inc.
  and United States Lines (S.A.),
  Inc. Reorganization Trust                                                                                                      $0

Shares Issued to acquire
  hospitality business                                                                                                           $0

Repurchase of common stock                                                                                                       $0

Conversion of warrants                                                     $8,823                                            $8,823

Preferred Stock Dividends                                                            ($393,558)                           ($393,558)
                                ---------------  -------------------  ------------------------------------------------  -----------
Balance at June 30, 1998        10,451.88  $105  11,880,867 $118,809  $43,172,143  ($5,029,427)  3,189,132 ($1,316,299) $36,945,331

                                                                 6


                                                     JANUS AMERICAN GROUP, INC.
                                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

                                                                                      JUNE 30,             JUNE 30,
                                                                                        1998                  1997
                                                                                  ----------------------------------
Operating activities:
Net income (loss)                                                                    $ 711,665             $ 446,591
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
Depreciation and amortization                                                        $ 698,471             $ 274,009
Amortization of intangible assets                                                     $ 96,346              $ 53,574
Minority Interest                                                                      $ 1,095              $ 31,847
Operating loss from discontinued operations                                          ($ 73,948)             ($ 4,180)
Changes in operating assets and liabilities:
  Accounts receivable                                                                ($ 23,884)           ($ 290,657)
  Other current assets                                                               $ 266,414              $ 11,944
  Other asset                                                                       ($ 575,150)           ($ 103,937)
  Accounts payable and accrued expenses                                             ($ 132,894)            $ 134,345
                                                                                  ----------------------------------
     Net cash provided by (used in) operating
        activities                                                                   $ 968,115             $ 553,536
                                                                                  ----------------------------------
Investing activities:
Acquisition of hospitality business, net of
   noncash consideration and cash required                                                              ($ 1,325,129)
Increase in Notes Receivable                                                          ($ 4,276)
Purchases of property and equipment                                                 ($ 645,034)           ($ 202,053)
Gain on sale of subsidiary's net assets                                               $ 14,161              $ 13,000
Collections of notes receivable                                                       $ 84,536              $ 33,922
                                                                                  ----------------------------------
     Net cash used in investing activities                                          ($ 550,613)         ($ 1,480,260)
                                                                                  ----------------------------------
Financing activities:
Dividends Paid (4th Qtr. 1997-$197,583 & 1st Qtr. 1998-$197,583)                    ($ 395,166)
Decrease in restricted cash                                                                                $ 631,830
Repurchase of common stock                                                                                ($ 441,569)
Repurchase of warrants                                                                                    ($ 102,638)
Conversion of warrants to common stock                                                 $ 8,823
Reduction of payable for redemption of pre-
   ferred stock of subsidiary                                                                             ($ 631,830)
Contributions to capital from United States
   Lines, Inc. and United States Lines (S.A.),
    Inc. Reorganization Trust, including $8,628
   to minority interest in 1997                                                                            $ 755,000
Proceeds from long-term borrowings                                                                          $ 26,136
Repayments of long-term borrowings                                                  ($ 291,425)            ($ 82,900)
                                                                                  ----------------------------------
     Net cash provided by financing activities                                      ($ 677,768)           ($ 154,029)
                                                                                  ----------------------------------
Increase (decrease) in cash and cash equivalents                                    ($ 260,266)           ($ 772,695)

Cash and cash equivalents, beginning of period                                    $ 11,523,848           $ 6,580,836
                                                                                  ----------------------------------
Cash and cash equivalents, end of period                                          $ 11,263,582           $ 5,808,141
                                                                                  ==================================
Supplemental disclosure of cash flow data:
Interest paid                                                                        $ 924,987             $ 311,681
                                                                                  ==================================

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1-Unaudited interim financial statements:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Janus American Group, Inc. (formerly Janus Industries, Inc.) and subsidiaries (the "Company" or "Janus") as of June 30, 1998, its results of operations and cash flows for the six months ended June 30, 1998 and 1997 and its changes in stockholders' equity for the six months ended June 30, 1998. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of December 31, 1997 and 1996 and for the years then ended (the "Audited Janus Financial Statements") included in the Company's Form 10-KSB previously filed with the Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Janus Financial Statements and the other financial statements included in the Form 10-KSB.

         The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations for the full year ending December 31, 1998.

Note 2-Organization:

         As of June 30, 1998, the continuing operations of Janus, which until September 29, 1997 had been named Janus Industries, Inc., were comprised primarily of the operations of seven hotels (of which six are wholly-owned and one is 85%-owned) and a hotel management company.

         The Company's owned and managed hotels are located primarily in the Midwestern and Southeastern parts of the United States. As further described in Note 4, the hotel operations and two mortgage notes receivable were acquired, effectively, as of April 30, 1997 in a transaction that was accounted for as a purchase. Accordingly, the accompanying unaudited consolidated financial statements reflect the accounts for the hotel operations for the six months ended June 30, 1998 and the financial statements for periods prior to that date are not comparable.

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

         c. All claims of former creditors of USL and USL-SA were discharged; as a result, such former creditors may look only to the Reorganization Trust (and not to Janus or JIS) for payment of amounts in respect of their discharged claims;

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

Note 3 -Summary of significant accounting policies:

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


Note 3-Summary of significant accounting policies (continued):

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

         Cash equivalents:
                  Cash equivalents generally consist of highly liquid investments with maturities of six months or less when acquired.

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


Note 3-Summary of significant accounting policies (continued):

         Deferred loan costs:
                  Costs incurred to obtain long-term financing are deferred and amortized using the straight-line method (which approximates the interest method) over the terms of the loans.

         Revenue recognition:
                  The Company recognizes revenues from room and related services and management fees on an accrual basis as earned. Food and beverage revenues are recognized when goods are sold. Revenues from discontinued engineering and wireline logging services were also recognized on an accrual basis as earned.

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


Note 3-Summary of significant accounting policies (continued):

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

         Income (loss) per common share:
                  Effective December 31, 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"), which replaces the presentation of "primary" and "fully-diluted" income (loss) per common share required under previously promulgated accounting standards with the presentation of "basic" and "assuming dilution" income (loss) per common share.

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

                  The Company's reported net income represents its net income available to common shareholders for purposes of computing both measures. The following reconciles shares outstanding at the beginning of the year to average shares outstanding used to compute both income per share measures:

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                              1998                 1997
                    Shares outstanding at beginning of year                 8,691,735           6,357,577

                    Average shares outstanding - basic                      8,691,735           6,357,577


                    Effect of dilutive securities
                         Dilutive shares contingently
                         issuable upon the exercise of stock
                         options and warrants                                 223,600             500,000
                                                                              -------             -------

                    Average shares outstanding--assuming dilution           8,915,335           6,857,577

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

Note 4-Acquisitions:
         On April 24, 1997, the Company entered the hospitality business by acquiring the following from affiliates of Louis S. Beck and Harry Yeaggy (the "Sellers"): (i) seven hotels (of which six are wholly-owned and one is owned by an 85%-owned partnership), (ii) a hotel management company and substantially all of the assets thereof other than seven management contracts and (iii) financial participations in the form of mortgages on one additional hotel and a campground (the "Mortgages"). The hotels, the management company and the Mortgages are also referred to herein as the "Hotel Group." The Sellers also own controlling interests in other hotels, certain of which are managed by the management company. Each

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


         Note 4-Acquisitions (Continued):

         of the Sellers became an executive officer of the Company as of the date of acquisition.

         The consideration exchanged by the Company for the assets and liabilities of the Hotel Group and the other direct acquisition costs were comprised as follows:

                    Issuance of
                       10,451.88 shares of Series B preferred stock with a
                       liquidation preference and estimated fair value of $1,000
                       per share                                                                $10,451,880
                       3,799,999 shares of Janus common stock with an estimated
-                       fair value of $3.25 per share                                            12,349,997
                                                                                                -----------
                                            TOTAL VALUE OF SHARES ISSUED                        $22,801,877

                       Cash paid to the Sellers to repay short-term loans                           793,803
                       Legal, accounting and other costs related to the purchase                  1,007,424
                                                                                                -----------
                       Total purchase price to be allocated                                     $24,603,104
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


Note 4-Acquisitions (Continued):

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

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 4-Acquisitions (continued)

                  The following unaudited information shows the actual results of continuing operations of the Company for the six months ended June 30, 1998 and pro forma results of operations for the six months ended June 30, 1997 as though the Hotel Group had been acquired as of January 1, 1997. In each case, the results of the discontinued oil and gas services operations are excluded.


                                                                     June 30, 1998              Adjusted Pro Forma
                                                                                                     June 30, 1997
                                                            -------------------------------------------------------
Revenues:
  Hotel revenues:
       Room and related services                                        $4,964,447                      $4,952,302
       Food and beverage                                                   792,853                         751,575
       Management fees                                                     816,033                         556,440
       Other                                                               134,824                         106,272
                                                            -------------------------------------------------------
            Total hotel revenues                                         6,708,157                       6,366,589
       Sales                                                                                                     0
                                                            -------------------------------------------------------
            Total revenues                                               6,708,157                       6,366,589
                                                            -------------------------------------------------------

Cost and expenses:
  Direct hotel operating expenses
       Room and related services                                         1,236,178                       1,196,351
       Food and beverage                                                   666,202                         617,638
       Selling and general expenses                                        295,477                         264,969
                                                            -------------------------------------------------------
            Total direct hotel operating expense                         2,197,857                       2,078,958
       Occupancy and other operating expenses                              882,985                         843,948
       Selling, general and admin. expenses                              2,094,008                       2,007,522
       Depreciation of property and equipment                              698,471                         605,165
       Amortization of intangible assets                                    96,346                          71,587
                                                            -------------------------------------------------------

            Total costs and expenses                                     5,969,667                       5,607,180
                                                            -------------------------------------------------------

Operating income (loss)                                                    738,490                         759,409

Other income (expense)
       Interest income                                                     638,043                         327,425
       Interest expense                                                  (924,987)                       (933,685)
                                                            -------------------------------------------------------

Income (loss) before income taxes                                          451,545                         153,149
       and minority interest

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Credit for prior year state income tax refunds                                   0                          57,257

Credit for prior year federal income tax refunds                           261,215                               0

Income (loss) before minority interest                                     712,760                         210,406

Minority interest                                                            1,095                         (9,147)
                                                            -------------------------------------------------------

Net income (loss)                                                          711,665                         219,553

Less preferred dividend requirements                                       393,558                         391,946
                                                            -------------------------------------------------------

Net income (loss) applicable to common stock                               318,108                       (172,393)

Net income (loss) per common share                                            0.04                           -0.02
                                                            -------------------------------------------------------

Weighted average common shares outstanding                               8,691,735                       8,876,913
                                                            =======================================================


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

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 4-Acquisitions (continued)
     -- The provision for income taxes is based upon pro forma income from continuing operations and the statutory Federal and state rates. Any actual income tax credits attributable to benefits from net operating loss carryforwards that existed at the time the Company adopted fresh-start accounting will be reflected as a contribution to stockholders' equity in the period in which the tax benefits are realized; and

     -- The effects of the issuance of shares of preferred and common stock as part of the consideration for the acquisition on preferred stock dividends and weighted average common shares

         The unaudited pro forma results of operations shown above do not purport to represent what the combined results of operations actually would have been if the acquisition of the Hotel Group had occurred as of January 1, l997 instead of the actual date of consummation or what the results of operations would be for any future periods

         On July 15, 1996, the Company commenced oil and gas services operations when it acquired certain assets and liabilities of Pre-Tek Wireline Service Company, Inc. ("PTWSC") and its wholly-owned subsidiary, K.F.E. Wireline, Inc. ("KFE"), for consideration comprised of cash, common stock and warrants. PTWSC and KFE are referred to collectively herein as "Pre-Tek." The oil and gas services operations were discontinued in December 1997.

         The consideration exchanged by the Company for such assets and liabilities and the other direct acquisition costs were comprised as follows:

         Cash payments to certain creditors and
         former stockholders of Pre-Tek                                                             $605,413

         Issuance of 268,368 shares of Janus common stock, with a fair value per share of $2.75, and 500,000 warrants to purchase Janus common stock, to stockholders and former stockholders of Pre-Tek
                                                                                                     738,012

         Return of 37,350 shares of Janus common
         stock as a result of post-closing adjustments                                             (102,713)

         Other acquisition costs                                                                     182,092
                                                                                                  ----------
               TOTAL                                                                              $1,422,804
                                                                                                  ----------
                                       19

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 4-Acquisitions (continued):

         The acquisition was accounted for as a purchase and, accordingly, the results of Pre-Tek's operations have been included as discontinued operations.

         Unaudited pro forma information showing the results of operations for the three months ended June 30, 1998 and 1997 of the oil and gas services operations are not presented because such operations have been discontinued.

Note 5-Mortgage notes receivable:
         The Mortgages, which were acquired on April 24, 1997 in connection with acquisition of the Company's hotel operations, are secured by a hotel in Juno Beach, Florida and a campground in Kissimmee, Florida, both of which are owned by entities controlled by the Sellers. The Sellers have also personally guaranteed the Mortgages. The balances receivable at June 30, 1998 consisted of the following:

         Note secured by hotel property, with interest at
         .5% above specified  prime rate (an effective
         rate of 9.0% at December 31, 1997)                 $2,164,240

         Note secured by campground, with interest at 8%     3,457,306

         Total long-term debt                                5,621,546

         Less current portion                                  128,254
                                                            ----------
         LONG-TERM PORTION, NET OF CURRENT PORTION          $5,493,292
                                                            ----------

         The Mortgages are payable in monthly installments of principal and interest through April 2003 and final installments of all remaining principal and interest in May 2003.

         Principal payments on the Mortgages in each of the five years subsequent to December 31, 1997 are:

                                Year Ending
                                December 31                   Amount
                                -----------                   ------

                                   1998                     $123,022
                                   1999                      133,708
                                   2000                      145,326
                                   2001                      157,958
                                   2002                      171,690

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 5-Mortgage notes receivable (continued):
       The Company derived interest income of $237,160 from the Mortgages during the period from January 1, 1997 to June 30, 1998.

Note 6-Property and equipment:
       Property and equipment at June 30, 1998 and 1997 consisted of the following:

                                    Years of      June 30,         December 31,
                                  Useful Life       1998               1997
                                  -----------       ----               ----

 Land                                             $6,035,000        $6,035,000
 Hotels                                30         26,942,000        26,942,000
 Hotel furniture and fixtures          5           2,879,217         2,232,941
 Equipment and vehicles                5                   0           648,147
 Other                                 5              10,483            11,724
                                              --------------------------------
                                                 $35,866,700       $35,869,812
 Less accumulated
 depreciation and amortization
                                                   1,572,781         1,066,521
                                              --------------------------------
 Totals                                          $34,293,919       $34,803,291
                                              --------------------------------

Note 7-Long-term debt:
  Long-term debt at June 30, 1998 consisted of the following:

  Fixed   rate   mortgage    notes   payable   in   monthly
  installments,  including  interest at rates  ranging from
  8.875% to 10%;
  The mortgage notes mature from August 2000 through                 $10,590,904
  January 2016

  Variable rate mortgage notes payable in monthly installments, including interest at rates varying with the prime commercial
  Lending rate, rates on U.S. Treasury securities and other
  defined indexes (the effective rates at December 31, 1997 ranged from 8.73% to 9.5%);  the  mortgage  notes  mature  from
  August 1998 through April 2006                                       8,951,237

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS



   Equipment notes with various  maturities through December
   2001 and interest at rates ranging from 8.98% to 15%          144,959
                                                             -----------

   Total long-term debt                                       19,687,100

   Less current portion                                        2,148,110

   Long-term debt, net of current portion                    $17,538,990
                                                             -----------

Note 7-Long-term debt (continued):

         Long-term debt is secured by the Company's property and equipment.

         Principal payments in years subsequent to December 31, 1997 are as follows:

                  Year Ending
                  December 31                                         Amount
                  -----------                                         ------
                      1998                                         $2,112,215
                      1999                                            570,665
                      2000                                            620,790
                      2001                                          1,502,792
                      2002                                          2,717,123


Note 8-Commitments and contingencies:
         Employment agreements:
                  During 1997, the Company entered into employment agreements whereby it will be obligated to pay minimum salaries to four of its executive officers, including each of the Sellers, aggregating $760,000 during 1998 and 1999 and $250,000 in 2000.

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

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 8-Commitments and Contingencies (continued):
                  The Company maintains its cash balances in bank deposit accounts which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits thereby exposing the Company to credit risk. The Company reduces its exposure to credit risk by maintaining such deposits with financial institutions which management believes are high quality.

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

Note 9-Income taxes:
         For financial statement purposes, there was no net provision for Federal income taxes at June 30, 1998 and 1997 because all of the tax loss attributes referred to above have been fully reserved through a valuation allowance rather than reflected as deferred tax as deferred tax assets due to the lack of a historical taxable income stream and the uncertainties referred to above. Future benefits, if any, to be realized from the utilization of the net operating loss carryforwards generated prior to the Company's reorganization in February 1990 will be reported as an increase in additional paid-in capital and not as a credit to results of operations.

         Additionally, Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a change of more than 50% in the ownership of the corporation during a three-year period. As of June 30, 1998 management believes that such a change in ownership has not occurred.

         During the period ended June 30, 1998, the Company received $261,215 in refunds from the Internal Revenue Service (the "Service") attributable to amended returns filed for previous years, plus interest of $154,280. The Company recorded such refunds as income upon receipt as such amended returns had been reviewed by the Service and accepted.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 10-Discontinued operations:
         In December 1997, the Company adopted a plan to discontinue and dispose of the oil and gas services operations that it had acquired in July 1996 (see Note 4). Accordingly, the results of the oil and gas services operations through December 31, 1997 and the estimated loss to be incurred in connection with the disposal have been classified as separate components of discontinued operations. See audited consolidated financial statements filed as part of Form 10-KSB for the year ended December 31, 1997. Management has completed the disposal through the sale of the stock of PTWSC as of March 31, 1998.

         Pre-Tek operating losses from January 1 to March 31, 1998 totaled $42,787. The gain from the sale of stock totaled $14,161. The net effect of the operating loss and gain on sale of stock totaling $18,626 reduced the accrual from discontinued operations at March 31, 1998 to $136,186.

Note 11-Fair value of financial instruments:
         The Company's financial instruments at June 30, 1998 and 1997 consisted of cash, accounts receivable, mortgage notes receivable, accounts payable and fixed and variable rate mortgage and equipment notes payable. In the opinion of management, (i) cash, accounts receivable and accounts payable were carried at values that approximated their fair values because of their short-term maturities and (ii) mortgage notes receivable and mortgage and equipment notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

Note 12-Minority interest:
         The Company owns an interest of approximately 90% in JIS and an interest of 85% in a hotel partnership that it acquired as part of the acquisition of the Hotel Group during 1997 (see Note 4). The balance of the minority interest in these consolidated subsidiaries at June 30, 1998 and the changes in the minority interest are set forth below:

                               JIS          HOTEL PARTNERSHIP        TOTAL
                       ------------------ -------------------- ----------------
  Balance 1/1/98                 $91,114           $1,597,856       $1,688,970
  Net Income (loss)                  -0-                1,095            1,095
                       ------------------ -------------------- ----------------
  Balance at 3/31/98             $91,114           $1,598,951       $1,690,065

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 13-Subsequent Event:
         On August 14, 1998, the Company, through four limited liability companies, acquired four hotels located in Ohio, as follows:

         (i) Holiday Inn, Independence is a 364-room full-service hotel located near downtown Cleveland and the Hopkins International Airport at the intersection of Interstate Highway 77 and State Route 480. The purchase price was $21,807,000.

         (ii) Holiday Inn, Hudson is a 289-room full-service hotel located off Exit 189 of the Ohio Turnpike between Cleveland and Akron and about 15 miles from Sea World, a visitor attraction. The purchase price was $13,369,350.

         (iii) Holiday Inn, North Canton is a 194-room full-service hotel located three miles from downtown Canton off Interstate Highway 77. The purchase price was $5,454,250.

         (iv) Comfort Inn, West Montrose is a 132-room limited feature hotel located north of Akron off Exit 137 of Interstate 77. The purchase price was $3,479,900.

         The selling entities were commonly controlled. The total acquisition price was $44,110,500 in cash and was financed by borrowings from Amresco Capital L.P. in substantially the total amount of the acquisition prices, secured by the acquired properties. The four loans are cross-defaulted and cross-collateralized, but otherwise of limited recourse to the Company. The financing is for a term of ten years, based upon a 25-year amortization schedule, at a fixed interest rate of 8.09% per annum.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


On April 24, 1997, Janus American Group, Inc. ("Janus") consummated the acquisition of a 100% equity interest in six hotels and an 85% equity interest in a seventh hotel (the "Hotels"), a 100% equity interest in a hotel management company (the "Management Company") and substantially all of the assets thereof other than seven management contracts and 100% interests in mortgages (the "Mortgages") on one additional hotel and a campground, all of which were owned by corporations and partnerships that were, effectively, wholly-owned or controlled by Louis S. Beck and Harry Yeaggy (the "Sellers") during the year ended December 31, 1996 and the period from January 1, 1997 through the date of acquisition. The Hotels, the Management Company and the Mortgages are referred to herein as the "Beck-Yeaggy Group." On July 15, 1996, the Company acquired the oil and industry services business of Pre-Tek Wireline Service Company, Inc. and its wholly-owned subsidiary ("Pre-Tek"). Janus has accounted for the acquisitions of the Beck-Yeaggy Group and Pre-Tek pursuant to the purchase method of accounting in its historical financial statements based on effective acquisition dates of April 30, 1997 and July 15, 1996, respectively. It was determined by management to discontinue and dispose of the oil and gas services operations at December 31, 1997. The estimated loss was accrued. Based upon the above, the pro forma was adjusted to eliminate the effect of Pre-Tek from operations.

The accompanying adjusted unaudited pro forma condensed statement of operations for the three months ended June 30, 1997 combines the historical consolidated statement of operations of Janus and its subsidiaries for the three months ended June 30, 1997 (including the Beck-Yeaggy Group for the period from January 1, 1997 to June 30, 1997 as if the acquisition was consummated as of January 1, 1997, and the elimination of Pre-Tek for the entire period).

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

                                                     JANUS AMERICAN GROUP, INC.
                                 UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                ADJUSTED FOR DISCONTINUED OPERATIONS
                                         FOR SIX MONTHS ENDED JUNE 30.1998 AND JUNE 30, 1997

                                                                     Adjusted Pro Forma  Pro Forma        Pre-tek   Janus Pro Forma
                                                          June 30,          June 30,      June 30,    Consolidated  Hotel Operations
                                                            1998            1997            1997      June 30,1997  at June 30,1997
                                                        ----------------------------------------------------------------------------
Revenues:
Hotel revenues:
 Room and related services                               $4,964,447       $4,952,302     $4,952,302                    $4,952,302
 Food and beverage                                         $792,853         $751,575       $751,575                      $751,575
 Management fees                                           $816,033         $556,440       $556,440                       556,440
 Other                                                     $134,824         $106,272       $106,272                      $106,272
                                                        -------------------------------------------------------------------------
     Total hotel revenues                                $6,708,157       $6,366,589     $6,366,589            $0      $6,366,589
Sales                                                                             $0       $731,229      $731,229              $0
                                                        -------------------------------------------------------------------------
     Total revenues                                      $6,708,157       $6,366,589     $7,097,818      $731,229      $6,366,589
                                                        -------------------------------------------------------------------------
Cost and expenses:
  Direct hotel operating expenses:
    Room and related services                            $1,236,178       $1,196,351     $1,196,351                    $1,196,351
    Food and beverage                                      $666,202         $617,638       $617,638                      $617,638
    Selling and general expenses                           $295,477         $264,969       $264,969                      $264,969
                                                        -------------------------------------------------------------------------
     Total direct hotel operating expense                $2,197,857       $2,078,958     $2,078,958                    $2,078,958
    Occupancy and other operating expense                  $882,985         $843,948     $1,417,947      $573,999        $843,948
    Selling, general and administrative expenses         $2,094,008       $2,007,522     $2,209,922      $202,400      $2,007,522
    Depreciation of property and equipment                 $698,471         $605,165       $668,231       $63,066        $605,165
    Amortization of intangible assets                       $96,346          $71,587       $101,299       $29,712         $71,587
                                                        -------------------------------------------------------------------------
     Total costs and expenses                            $5,969,667       $5,607,180     $6,476,357      $869,177      $5,607,180
                                                        -------------------------------------------------------------------------
Operating income (loss)                                    $738,490         $759,409       $621,461     ($137,948)       $759,409

Other income (expense)
   Interest income                                         $638,043         $327,425       $343,895       $16,470        $327,425
   Other income                                                                                                                $0
   Interest expense                                       ($924,987)       ($933,685)     ($935,420)      ($1,735)      ($933,685)
                                                                                                                               $0
Income (loss) before state income taxes and
   minority interest                                       $451,545         $153,149        $29,936     ($123,213)       $153,149
Credit for prior year federal income tax refunds           $261,215
Credit for prior year state income tax refunds                               $57,257        $57,257                       $57,257
                                                        -------------------------------------------------------------------------
                                                                                                                               $0
lncome (loss) before minority interest                     $712,760         $210,406        $87,193     ($123,213)       $210,406
                                                                                                                               $0
Minority interest                                            $1,095          ($9,147)       ($9,147)                      ($9,147)
                                                        -------------------------------------------------------------------------
Net income (loss)                                          $711,665         $219,553        $96,340     ($123,213)       $219,553
                                                                                                                               $0
Less preferred dividend requirements                       $393,558         $391,946       $391,946                      $391,946
                                                        -------------------------------------------------------------------------
                                                                 $0
Net income (loss) applicable to common stock               $318,108        ($172,393)     ($295,606)    ($123,213)      ($172,393)
Net income (loss) per common share-Basic                       0.04            -0.02          -0.03                         -0.02
                                                        ===========================================                   ===========
Net income (loss) per common share-Assuming dilution           0.04            -0.02          -0.03
                                                        ===========================================
Weighted average common shares outstanding                8,691,735        8,876,913      8,876,913                     8,876,913
                                                        ===========================================                   ===========


                                                     JANUS AMERICAN GROUP, INC.
                                 UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                ADJUSTED FOR DISCONTINUED OPERATIONS
                                     FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997



                                                                                                    Adjusted Pro Forma
                                                                                3 months ended        3 months ended
                                                                                  June 30, 1998         June 30, 1997
                                                                                ------------------------------------
Revenues:
 Hotel revenues:
  Room and related services                                                        $3,127,780             $3,032,604
  Food and beverage                                                                  $499,807               $456,796
  Management fees                                                                    $440,902               $282,131
  Other                                                                              $104,296                $72,206
                                                                                ------------------------------------
     Total hotel revenues                                                          $4,172,785             $3,843,737
Sales                                                                                      $0                     $0
                                                                                ------------------------------------
     Total revenues                                                                $4,172,785             $3,843,737
                                                                                ------------------------------------
Cost and expenses:
  Direct hotel operating expenses:
    Room and related services                                                        $712,996               $678,536
   Food and beverage                                                                 $414,022               $347,676
   Selling and general expenses                                                      $168,327               $135,023
                                                                                ------------------------------------
      Total direct hotel operating expense                                         $1,295,345             $1,161,235
Occupancy and other operating expenes                                                $461,637               $432,959
Selling, general and administrative expenses                                       $1,174,672             $1,036,445
Depreciation of property and equipment                                               $356,747               $309,132
Amortization of intangible assets                                                     $45,364                $37,753
                                                                                ------------------------------------
     Total costs and expenses                                                      $3,333,765             $2,977,524
                                                                                ------------------------------------
Operating income (loss)                                                              $839,020               $866,213

Other income (expense)
  Interest income                                                                    $391,594               $149,240
  Other income                                                                                                   $ 0
  Interest expense                                                                  ($466,565)             ($482,806)
                                                                                ------------------------------------
Income (loss) before state income taxes and
  minority interest                                                                  $764,048               $532,647
Credit for prior year federal income tax refunds                                     $261,215
Credit for prior year state income tax refunds                                             $0                $57,257
                                                                                ------------------------------------
Income (loss) before minority interest                                             $1,025,263               $589,904
Minority interest                                                                     $40,846                $27,663
                                                                                ------------------------------------
Net income (loss)                                                                    $984,417               $562,241
Less preferred dividend requirements                                                 $195,975               $195,973
                                                                                ------------------------------------
Net income (loss) applicable to common stock                                         $788,443               $366,268

Net income (loss) per common share-Basic                                                 0.09                   0.04
                                                                                ====================================

Net income (loss) per common share-Assuming dilution                                     0.09                   0.04
                                                                                ====================================

Weighted average common shares outstanding                                          8,691,735              8,876,913
                                                                                ====================================

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


Pro Forma Adjustments to the Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The following discussion of the Company's historical results of operations, changes in liquidity and capital resources and liquidity and capital resources as of June 30, 1998 and for the six months ended June 30, 1998 and 1997 should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto and the Unaudited Pro Forma Condensed Consolidated Financial Statements Adjusted for Discontinued Operations, of Janus American Group, Inc. and Subsidiaries and the notes thereto included elsewhere herein. The term "Company" means Janus American Group, Inc. ("Janus") collectively with its subsidiaries JI Subsidiary, Inc. ("JIS"), Pre-Tek Wireline Service Company, Inc. ("Wireline") and KFE Wireline, Inc. ("KFE"). References to the operations of "Pre-Tek" in this discussion are to the combined operations of Wireline and Wireline's subsidiary, KFE.

         Janus and JIS are the successors to United States Lines, Inc. ("U.S. Lines") and United States Lines (S.A.), Inc. ("U.S. Lines (S.A)"), which emerged from a Chapter 11 bankruptcy in 1990. The Plan of Reorganization, which was approved by the creditors of U.S. Lines and U.S. Lines (S.A.) and the United States Bankruptcy Court for the Southern District of New York, contemplated that Janus and JIS would seek out acquisition opportunities for each of the reorganized companies in order to utilize their respective anticipated available net operating loss carryforwards ("NOLs") for Federal income tax purposes.

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

HISTORICAL AND PRO FORMA RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997


         The acquisition of the Beck-Yeaggy Group and Pre-Tek were accounted for as purchases and, accordingly, the Company's historical results of operations for the six months ended June 30, 1998 and 1997 include the results of operations of the Beck-Yeaggy Group for the six months ended June 30, 1998 and subsequent to April 30, 1997 (the effective date of acquisition for accounting purposes) and Pre-Tek for the six months ended June 30, 1997 subject to the effect of discontinued operations as estimated at December 31, 1997. See Note 10 to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein. Accordingly, the Company's historical results of operations for the six months ended June 30, 1998 are not directly comparable to those for the six months ended June 30, 1997.

         To present more comparable information, adjusted unaudited pro forma combined results of operations for the six months ended June 30, 1998 and 1997 are set forth herein. The adjusted unaudited pro forma results of operations sets forth the actual results of continuing operations of the Company for the six months ended June 30, 1998 as compared to pro forma results of operations for the six months ended June 30, 1997, as though the Beck-Yeaggy Group had been acquired as of January 1, 1997. In each case, the results of the discontinued oil and gas services operations are excluded.

         The pro forma combined net income of the Company was $318,198 for the six months ended June 30, 1998 as compared to a net loss of $172,393 during the same period of 1997. The difference was primarily the result of increases in interest income and management fee income in addition to federal income tax refunds totaling $261,215.

         Room revenue remained stable in the six months ended June 30, 1998 as compared to the six month period in the prior year. However, an average rate increase of $1.70 from $45.26 in 1997 to $49.96 for 1998 was offset by an occupancy percentage decrease of 1.59% in 1998 to 60.20%, from 61.79% in 1997.

         Management fee income increased from $556,440 in 1997 to $816,033 in 1998 attributable to: (i) an increase in room revenue at the Managed Hotels where the management fees are calculated as a percentage of room revenues; (ii) additional management contracts over the same period in the prior year; and
(iii) the Company's receipt of payment of incentive management fees upon the sale of certain Managed Hotels by such hotels' owners.

         Other hotel related revenues increased to $134,824 in 1998 from $106,727 in 1997 as a result of additional ticket sales for the Kings Dominion Amusement Park at Best Western Kings Quarters.

         Direct hotel operating expenses increased by $118,899 from $2,078,958 in 1997 to $2,197,857 in 1998. Direct room and related services costs increased as labor costs increased. Food and beverage costs increased as a result of increased food and beverage sales which led to higher labor costs partially offset by lower food costs.

         Selling and general expenses increased by $30,508 from $264,969 in 1997 to $295,477 in 1998 because of increased outdoor advertising.

         Occupancy and other operating expenses increased to $882,985 in 1998 from $843,949 in 1997. The increase was the result of payroll expense increases due to renovation programs commenced in the second quarter.

         Selling, general and administrative expenses increased $86,486 to $2,094,008 in 1998 from $2,007,522 in 1997 as a result of increased compensation expenses and professional fees for legal and accounting services.

         Depreciation and amortization expense increased by $93,306 in 1998 from $605,165 in 1997 as a result of depreciation expense on 1997 and 1998 improvements.

         Interest and other income increased $571,833 to $899,258 in 1998 from $327,425 in 1997 as the amount of funds invested increased over the same period in the prior year as a result of federal income tax refund and interest thereon.

         Interest expense decreased from $933,685 in 1997 to $924,987. The decrease was a combination of interest rate increases on variable debt and the offsetting interest expense deduction as a result of normal amortization.

         The charges to operations for minority interest increased by $10,242 to $1,095 in 1998 from ($9,147) in 1997 as a result of increased profits from Best Western Kings Quarters.

HISTORICAL AND PRO FORMA RESULTS OF OPERATIONS FOR THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1997

         The pro forma combined net income of the Company was $788,443 for the three months ended June 30, 1998 as compared to $366,268 during the same period of 1997. The increase in net income was primarily the result of increases in interest and management fee income and federal income tax refunds from prior years totaling $261,215.

         Room revenue increased by $95,176 in the three months ended June 30, 1998 as compared to the three-month period in the prior year. However, an average rate decrease of

 .19% from $51.15 in 1997 to $50.96 in 1998 was offset by an occupancy percentage increase of 2.4% in 1997 to 71.1% in 1998.

         Management fee income increased from $282,131 in the three months ended June 30, 1997 to $440,902 in the three months ended June 30, 1998 attributable to: (i) an increase in room revenues at the Managed Hotels where the management fees are calculated as a percentage of room revenues, (ii) additional management contracts over the same period in the prior year and (iii) the Company's receipt of payment of incentive management fees upon the sale of certain managed hotels by such hotels' owners.

         Other hotel related revenues increased to $104,296 from $72,206 in 1997 as a result of additional ticket sales for the Kings Dominion Amusement Park.

         Direct hotel operating expenses increased by $134,110 from $1,161,235 for the three months ended June 30, 1997 to $1,295,345 for the three months ended June 30, 1998. Direct room and related services costs increased as labor costs increased. Food and beverage costs increased as a result of increased food and beverage sales which led to higher labor costs partially offset by lower food costs. Selling and general expenses increased because of increased outdoor advertising.

         Occupancy and other operating expense increased to $461,637 in 1998 from $432,959 in 1997. The increase was the result of payroll expense increases due to renovation programs commenced during the three months ended June 30, 1998.

         Selling, general and administrative expenses increased $138,227 to $1,174,672 for the three months ended June 30, 1998 from $1,036,445 for the three months ended June 30, 1997, as a result of increased compensation expenses and professional fees for legal and accounting services.

         Depreciation and amortization expense increased by $47,615 as a result of depreciation expense on 1997 and 1998 improvements.

         Interest income increased $242,354 to $391,594 in the three months ended June 30, 1998 from $149,240 for the three months ended June 30, 1997 as the amount of funds invested increased and interest income was received on the federal income tax refund.

         Interest expense decreased by $16,241 as the effect of principal amortization more than offset interest rates increases on variable rate debt.

         Minority interest increased by $13,183 from $27,663 for the three months ended June 30, 1997 to $40,846 for the three months ended June 30, 1998, as a result of increased profits from Best Western Kings Quarters.

LIQUIDITY AND CAPITAL RESOURCES AT JUNE 30, 1998

         The following discussion reflects the liquidity and capital resources of the Company. The Company's principal sources of liquidity are cash on hand (including escrow deposits and replacements reserve), cash from operations, earnings on invested cash and, when required, principally in connection with acquisitions, borrowings (consisting primarily of loans secured by mortgages on real property owned or to be acquired by the Company). The Company's continuing operations are funded through cash generated from its hotel operations. Acquisitions of hotels are expected to be financed through a combination of cash on hand, internally generated cash, issuance of equity securities of Janus and borrowings, some of which is likely to be secured by assets of the Company. The Company has no committed lines of credit and there can be no assurance that credit will be available to the Company or if available that such credit will be available on terms and in amounts satisfactory to the Company. The ability of the Company to issue its common or preferred stock is materially restricted by the requirements of the Internal Revenue Code of 1986, as amended, if the Company wishes to preserve its net operating loss carryforwards.

         At June 30, 1998, the Company had $11,263,579 in cash and cash equivalents. Included in the total is restricted cash of $218,342 consisting of $41,238 for the redemption of preferred stock of JIS and $177,104 for real estate tax escrow accounts.

         During the six months ended June 30, 1998, the Company invested approximately $645,000 in capital improvements in connection with the Owned Hotels. The Company plans to spend an additional $870,000 on such capital improvements over the remaining six months of 1998.

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

         The Company has benefited and management believes that the Company will continue to benefit as the recipient of moneys disbursed by the Reorganization Trust as the Reorganization Trust has funds in excess of its reasonably required reserves and projected operating expenses. There is no objective formula to determine the extent to which Reorganization Trust assets exceed projected liabilities and administrative requirements thereby making additional cash available for contribution to the Company. However, it is management's belief that there will be further contributions is based upon the decrease of the Reorganization Trust's administrative expenses through reductions in personnel and office space, which is related to the decreasing volume of unsettled claims of former unsecured creditors of U.S. Lines and U.S. Lines (S.A.). The amount of excess cash available for contribution to the Company will also be dependent upon the remaining duration of Reorganization Trust activity necessary to resolve outstanding claims, particularly the asbestos and other late-manifesting personal injury claims, and the amount of professional fees associated with this activity. Accordingly, no assurance can be given as to the amount or timing of additional contributions from the Reorganization Trust, if in fact there are any additional contributions.

         The Company's long-term debt at June 30, 1998 totals $19,687,100. Mortgage debt totals $19,542,141, which consists of $10,590,904 in fixed rate, fully self-amortizing mortgage loans and $8,951,237 in adjustable rate (3-5 year adjustment period) mortgage loans. Such adjustable rate loans have maturity dates at various dates through April 2006. Interest rates on mortgage debt range from 8.875% to 10.00% with a weighted average interest rate of 9.3% effective at June 30, 1998. The approximate scheduled repayments of principal on the long-term debt of the Company are: from June 30, 1998 through December 31, 1998 -- $1,820,790; 1999 -- $570,665; 2000 -- $620,790; and 2001 -- $1,502,792.
Management of the Company currently believes that the cash flow from the Company's hotel operations will be sufficient to make the required amortization payments. Balloon payments required to be made at the maturity of the non-self-amortizing loans are expected to be made from cash on hand at the time or from the proceeds of refinancing. There can be no assurance that the Company will be able to obtain financing, or financing on terms satisfactory to it.

         Seasonality. Demand at many of the hotels is affected by seasonal patterns. Demand for hotel rooms in the industry generally tends to be lower during the first and fourth quarters and higher in the second and third quarters. Accordingly, the Company's revenues reflect this seasonality.

YEAR 2000 ISSUES

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has initiated an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using the two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company also relies on computer-based services provided by third parties, such as hotel reservations systems maintained by hotel franchisors. The Company is in the process of determining whether these third parties have implemented Year 2000 plans. At present, the Company does not expect the Year 2000 problem to have a material effect on its financial position or results of operations. However, if the Company's own modifications and conversions , or those by third parties, are not completed timely, the Year 2000 problem may have a material impact on the financial position or operations of the Company.

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

                                        PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      Exhibits

                  10.20 Consulting Agreement by and between Janus American Group, Inc. and The Cornerstone Company

                  10.21 Purchase and Sale Agreement between Galburton Inn, Inc. and Janus American Group, Inc.

                  10.22 Purchase and Sale Agreement between West Montrose Properties and Janus American Group, Inc.

                  10.23 Purchase and Sale Agreement between North Canton Operating Corp., Canton North Properties and Janus American Group, Inc.

                  10.24 Purchase and Sale Agreement between Rockside Road Operating Corp., Rockside Road Properties and Janus American Group, Inc.

                  27.2     Financial Data Schedule

         (B) Reports on Form 8-K:


                                    SIGNATURE

         April 16, 1998--Reporting a change in the Company's certifying accountant.


         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 14, 1998              JANUS AMERICAN GROUP, INC.


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