Form 10QSB
period 1998-09-30
JANUS AMERICAN GROUP INC
filed 1998-11-13
CIK 1020359

Commission File Number 0-22745

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

            CHECK WHETHER ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY
SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES X _  NO _

Number of shares of Common Stock outstanding as of November 13, 1998: 8,694,088

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE):  YES |_|  NO |X|

                           JANUS AMERICAN GROUP, INC.

                                   FORM 10-QSB

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

PART I.                FINANCIAL INFORMATION                                                           PAGE NO.


                       Item 1.  Financial Statements                                                      3-32

                       Item 2.  Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                             33-39

PART II.               OTHER INFORMATION


                       Item 6.  Exhibits and Reports on Form 8-K                                            40

SIGNATURE PAGE                                                                                              40


                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                          INDEX TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
HISTORICAL FINANCIAL STATEMENTS:

       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS                 5
           SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS                     6
       OF OPERATIONS
           NINE MONTHS ENDED SEPTEMBER 30, 1998
           AND SEPTEMBER 30, 1997

       UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF                   7
       STOCKHOLDERS' EQUITY
           NINE MONTHS ENDED SEPTEMBER 30, 1998

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS                     8
       OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1998
           AND SEPTEMBER 30, 1997

       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS                     9
       OF OPERATIONS
           THREE MONTHS ENDED SEPTEMBER 30, 1998
           AND SEPTEMBER 30, 1997

       NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL          10-27
       STATEMENTS

PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

       INTRODUCTION TO THE UNAUDITED PRO FORMA CONDENSED               28
       CONSOLIDATED FINANCIAL STATEMENTS

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS           29
       OF OPERATIONS ADJUSTED FOR DISCONTINUED OPERATIONS
           NINE MONTHS ENDED SEPTEMBER 30, 1998 AND
           SEPTEMBER 30, 1997

       UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS           30
       OF OPERATIONS ADJUSTED FOR DISCONTINUED OPERATIONS
           THREE MONTHS ENDED SEPTEMBER 30, 1998
           AND SEPTEMBER 30, 1997

       NOTES TO ADJUSTED UNAUDITED PRO FORMA CONDENSED              31-32
       CONSOLIDATED FINANCIAL STATEMENTS

                                             JANUS AMERICAN GROUP, INC.
                                  UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                   AS AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

                                                       ASSETS
                                                                                       September 30,   December 31,
                                                                                            1998           1997
                                                                                       ---------------------------
Current asset:
     Cash and cash equivalents                                                          $13,667,753    $11,150,243
     Restricted cash for preferred stock of sub. and real estate taxes                     $897,404       $373,605
     Accounts receivable                                                                 $1,756,456       $554,882
     Current portion of notes receivable                                                   $254,286       $171,632
     Other current assets                                                                  $174,139       $386,231
                                                                                       ---------------------------
          Total current assets                                                          $16,750,038    $12,636,593
Property and equipment, net of accumulated depreciation
     and amortization                                                                   $74,907,925    $34,803,291
Notes receivable                                                                           $532,778       $126,390
Mortgage notes receivable                                                                $5,459,525     $5,558,755
Goodwill, net of accumulated amotization                                                 $6,579,624     $6,707,506
Other assets                                                                             $5,415,685     $1,571,591
                                                                                       ---------------------------
            Total                                                                      $109,645,575    $61,404,126
                                                                                       ===========================

                                         LIABILTIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Payable for redemption of preferred stock                                              $41,238        $41,238
     Current portion of long-term debt                                                   $2,727,943     $2,112,215
     Accounts payable                                                                    $2,522,811       $903,234
     Accrued expenses                                                                    $1,837,556       $786,167
     Dividends payable                                                                           $0       $197,583
                                                                                       ---------------------------
            Total current liabilities                                                    $7,129,548     $4,040,437

Long-term debt, net of current portion                                                  $60,816,489    $17,866,318
Deferred tax liabilities                                                                 $1,190,000     $1,190,000
                                                                                       ---------------------------
            Total liabilities                                                           $69,136,037    $23,096,755
                                                                                       ---------------------------
Minority interest                                                                        $1,801,471     $1,688,969

Commitments and contingencies

Stockholders' equity:
     Preferred stock:
         Series B; par value $.01 per share; 12,000 shares
            authorized; 10,451.88 shares issued and outstanding                                $105           $105
     Common stock, par value $.01 per share; 15,000,000
         shares authorized; 11,883,220 and 11,880,867 shares issued                        $118,833       $118,809
     Additional paid- in capital                                                        $43,172,119    $43,163,320
     Accumulated deficit                                                                ($3,266,691)   ($5,347,533)
     Treasury stock- 3,189,132 shares, at cost                                          ($1,316,299)   ($1,316,299)
                                                                                       ---------------------------
            Total stockholders' equity                                                  $38,708,067    $36,618,402
                                                                                       ---------------------------
            Total                                                                      $109,645,575    $61,404,126
                                                                                       ===========================

                                             JANUS AMERICAN GROUP, INC.
                             UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                                                       September 30,   September 30,
                                                                                           1998           1997
                                                                                       -----------------------------
Revenues:
     Hotel revenues:
        Room and related services                                                       $14,610,273     $6,089,861
        Food and beverage                                                                $3,576,178       $913,181
        Management fees                                                                  $1,134,009       $447,369
        Other                                                                              $371,354       $174,969
                                                                                        --------------------------
Total hotel revenues                                                                    $19,691,814     $7,625,380
     Sales                                                                                       $0     $1,050,081
                                                                                        --------------------------
               Total revenues                                                           $19,691,814     $8,675,461
                                                                                        --------------------------
Cost and expenses:
     Direct hotel operating expenses:
        Room and related services                                                        $3,409,281     $1,280,648
        Food and beverage                                                                $3,034,371       $787,866
        Selling and general expenses                                                       $928,219       $222,154
                                                                                        --------------------------
                 Total direct hotel operating expense                                    $7,371,871     $2,290,668
      Occupancy and other operating expense                                              $2,314,338     $1,608,370
      Selling, general and administrative expenses                                       $4,229,034     $2,411,855
      Depreciation of property and equipment                                             $1,539,413       $587,863
      Amortization of intangible assets                                                    $154,867       $109,207
                                                                                        --------------------------
                Total costs and expenses                                                $15,609,523     $7,007,963
                                                                                        --------------------------
Operating income (loss)                                                                  $4,082,291     $1,667,498

Other income (expense)
      Interest income                                                                      $886,347       $430,929
      Other income                                                                               $0        $25,317
      Interest expense                                                                  ($2,214,471)     ($801,728)
                                                                                        --------------------------

Income (loss) before state income taxes and
      minority interest                                                                  $2,754,167     $1,322,016

Provision (credit) for federal income taxes                                                      $0
Credit for prior years federal income tax refunds                                         ($261,215)
Provision (credit) for state income taxes                                                  $230,895        ($3,473)
                                                                                        --------------------------

Income (loss) before minority interest                                                   $2,784,487     $1,318,543

Minority interest                                                                          $112,502       $127,417
                                                                                        --------------------------

Net income (loss)                                                                        $2,671,985     $1,191,126

Less preferred dividend requirements                                                       $591,142       $341,476
                                                                                        --------------------------
Net income (loss) applicable to common stock                                             $2,080,843       $849,650

Net income (loss) per common share-Basic                                                       0.24           0.12
                                                                                        ==========================

Net income (loss) per common share-Assuming dilution                                           0.23           0.12
                                                                                        ==========================

Basic weighted average common shares outstanding                                          8,693,855      7,144,180
                                                                                        ==========================

Weighted average common shares outstanding-assuming dilution                              8,915,102      7,367,180
                                                                                        ==========================

                                               JANUS AMERICAN GROUP, INC.
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                       Preferred Stock              Common Stock
                                                                       -------------------          --------------------
                                                                        Number                         Number
                                                                          of                            of
                                                                        Shares      Amount            Shares     Amount
                                                                       -------------------          --------------------
Balance January 1, 1998                                                10,451.88     $105           11,880,867  $118,809
Comprehensive Income:
     Net income
     Decrease in net operating loss valuation allowance
     Use of net operating loss carryforward against current tax exp.

Comprehensive Income

Conversion of  warrants                                                                                   2353       $24
Preferred Stock Dividends
                                                                       -------------------          --------------------
Balance at September 30, 1998                                           10451.88    $105            11,883,220  $118,833




                                                                                        Additional
                                                                       Comprehensive      Paid-in       Accumulated
                                                                           Income         Capital         Deficit
                                                                       ---------------------------------------------
Balance January 1, 1998                                                                 $43,163,320     ($5,347,535)
Comprehensive Income:
     Net income                                                          $2,671,985                      $2,671,985
     Decrease in net operating loss valuation allowance                    $936,000        $936,000
     Use of net operating loss carryforward against current tax exp.      ($936,000)      ($936,000)
                                                                         ----------
Comprehensive Income                                                     $2,671,985
                                                                         ==========
Conversion of  warrants                                                                      $8,799
Preferred Stock Dividends                                                                                 ($591,142)
                                                                                        ---------------------------
Balance at September 30, 1998                                                           $43,172,119     ($3,266,692)


                                                                       Treasury Stock
                                                                       -----------------------
                                                                        Number
                                                                         of
                                                                        Shares       Amount              Total
                                                                       -----------------------        ------------
Balance January 1, 1998                                                3,189,132   ($1,316,299)        $36,618,400
Comprehensive Income:
     Net income                                                                                         $2,671,985
     Decrease in net operating loss valuation allowance                                                   $936,000
     Use of net operating loss carryforward against current tax exp.                                     ($936,000)

Comprehensive Income

Conversion of  warrants                                                                                     $8,823
Preferred Stock Dividends                                                                                ($591,142)
                                                                       -----------------------         -----------
Balance at September 30, 1998                                          3,189,132   ($1,316,299)        $38,708,066

                                                         7

                                              JANUS AMERICAN GROUP, INC.
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                                                        September 30,   September 30,
                                                                                            1998           1997
                                                                                        -----------------------------
Operating activities:
Net income (loss)                                                                        $2,671,985     $1,191,126
Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization                                                       $1,539,413       $587,863
     Amortization of intangible assets                                                     $154,867       $109,207
     Minority Interest                                                                     $112,502       $127,417
     Deferred income taxes                                                                                ($30,000)
     Operating loss from discontinued operations                                           ($73,948)
     Changes in operating assets and liabilities:
          Accounts receivable                                                           ($1,201,574)     ($147,115)
          Other current assets                                                             $212,092      ($477,734)
          Other asset                                                                   ($3,871,097)     ($455,941)
          Accounts payable and accrued expenses                                          $2,670,966       $246,238
                                                                                        --------------------------
              Net  cash provided by (used in) operating
                    activities                                                           $2,215,206     $1,151,061
                                                                                        --------------------------

Investing activities:
     Acquisition of hospitality business, net of
           noncash consideration and cash required                                                     ($1,325,129)
     Increase in Notes Receivable                                                           ($4,276)
     Purchases of property and equipment                                                  ($904,864)     ($409,494)
     Gain on sale of subsidiary's net assets                                                $14,161        $13,000
     Collections of notes receivable                                                       $130,188        $47,317
                                                                                        --------------------------
               Net cash provided by ( used in) investing activities                       ($764,791)   ($1,674,306)
                                                                                        --------------------------

Financing activities:
     Dividends Paid (4th Qtr. 97-$197,583 & 1st thru 3rd Qtr. 98-$591,124)                ($788,707)
     Decrease in restricted cash                                                                          $631,830
     Repurchase of common stock                                                                          ($441,569)
     Repurchase of warrants                                                                              ($102,638)
     Conversion of warrants to common stock                                                  $8,823
     Reduction of payable for redemption of pre-
           ferred stock of subsidiary                                                                    ($631,830)
     Contributions to capital from United States
           Lines, Inc. and United States Lines (S.A.),
            Inc. Reorganization Trust, including $8,628
            to minority interest in 1997                                                                $7,491,020
     Proceeds from long-term borrowings                                                  $2,804,878        $26,136
     Repayments of long-term borrowings                                                   ($434,101)     ($242,072)
                                                                                        --------------------------
               Net cash provided by (used in) financing activities                       $1,590,893     $6,730,877
                                                                                        --------------------------

Increase (decrease) in cash and cash equivalents                                         $3,041,308     $6,207,632

Cash and cash equivalents, beginning of period                                          $11,523,848     $6,580,836
                                                                                        --------------------------

Cash and cash equivalents, end of period                                                $14,565,156    $12,788,468
                                                                                        ==========================

Supplemental disclosure of cash flow data:
     Interest paid                                                                       $2,214,471       $790,979
                                                                                        ==========================

                                              JANUS AMERICAN GROUP, INC.
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                                                       September 30,   September 30,
                                                                                           1998           1997
                                                                                       -----------------------------
Revenues:
     Hotel revenues:
        Room and related services                                                        $9,645,826     $3,892,101
        Food and beverage                                                                $2,783,325       $590,219
        Management fees                                                                    $317,976       $245,322
        Other                                                                              $236,530       $165,940
                                                                                        --------------------------
                 Total hotel revenues                                                   $12,983,657     $4,893,582
     Sales                                                                                       $0       $318,852
                                                                                        --------------------------
               Total revenues                                                           $12,983,657     $5,212,434
                                                                                        --------------------------

Cost and expenses:
              Direct hotel operating expenses:
                   Room and related services                                             $2,173,103       $829,100
                  Food and beverage                                                      $2,368,169       $529,531
                  Selling and general expenses                                             $632,742       $142,176
                                                                                        --------------------------
                          Total direct hotel operating expense                           $5,174,014     $1,500,807
      Occupancy and other operating expense                                              $1,431,353       $765,114
      Selling, general and administrative expenses                                       $2,135,026     $1,440,124
      Depreciation of property and equipment                                               $840,942       $313,854
      Amortization of intangible assets                                                     $58,521        $55,633
                                                                                        --------------------------
                Total costs and expenses                                                 $9,639,856     $4,075,532
                                                                                        --------------------------

Operating income (loss)                                                                  $3,343,801     $1,136,902

Other income (expense)
      Interest income                                                                      $248,304       $256,314
      Other income                                                                               $0         $5,677
      Interest expense                                                                  ($1,289,484)     ($479,058)
                                                                                        --------------------------

                                                                                        --------------------------
Income (loss) before state income taxes and
      minority interest                                                                  $2,302,621       $919,835

Provision (credit) for federal income taxes                                                      $0             $0
Credit for prior years federal income tax refunds                                                $0             $0
Provision (credit) for state income taxes                                                  $230,895        $79,730
                                                                                        --------------------------

Income (loss) before minority interest                                                   $2,071,726       $840,105

Minority interest                                                                          $111,407        $95,570
                                                                                        --------------------------

Net income (loss)                                                                        $1,960,319       $744,535

Less preferred dividend requirements                                                       $197,584       $210,827

Net income (loss) applicable to common stock                                             $1,762,735       $533,708

Net income (loss) per common share-Basic                                                       0.20           0.06
                                                                                        ==========================

Net income (loss) per common share-Assuming dilution                                           0.20           0.06
                                                                                        ==========================

Basic weighted average common shares outstanding                                          8,694,088      8,691,735
                                                                                        ==========================
Basic weighted average common shares outstanding-
assuming dilution                                                                         8,915,335      8,915,335
                                                                                        ==========================

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 1--Unaudited interim financial statements:

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Janus American Group, Inc. (formerly Janus Industries, Inc.) and subsidiaries (the "Company" or "Janus") as of September 30, 1998, its results of operations and cash flows for the nine months ended September 30, 1998 and 1997 and its changes in stockholders' equity for the nine months ended September 30, 1998. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of December 31, 1997 and 1996 and for the years then ended (the "Audited Janus Financial Statements") included in the Company's Form 10-KSB previously filed with the Securities and Exchange Commission. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Janus Financial Statements and the other financial statements included in the Form 10-KSB.

     The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations for the full year ending December 31, 1998.

Note 2--Organization:

     As of September 30, 1998, the continuing operations of Janus, which until September 29, 1997 had been named Janus Industries, Inc., were comprised primarily of the operations of eleven hotels (of which ten are wholly-owned and one is 85%-owned) and a hotel management company.

     The Company's owned and managed hotels are located primarily in the Midwestern and Southeastern parts of the United States. As further described in Note 4, seven hotel properties and two mortgage notes receivable were acquired, effectively, as of April 30, 1997 in a transaction that was accounted for as a purchase. Four additional hotel properties were acquired on August 14, 1998 in a transaction that was accounted for as a purchase. Accordingly, the accompanying unaudited consolidated financial statements reflect the accounts for the hotel operations for the nine months ended September 30, 1998 and the financial statements for periods prior to that date are not comparable.

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


Note 2--Organization (continued):

     As further described in Note 4 those operations were acquired on July 15, 1996 in a transaction that was accounted for as a purchase.

     From February 1990, when it emerged from the reorganization proceedings described below, until July 15, 1996, the Company did not actively engage in any trade or business. Income consisted primarily of interest on temporary investments. Expenses consisted primarily of professional fees and other costs incurred in connection with the Company's efforts to acquire businesses, and record retention and other administrative expenses incurred to satisfy the Company's financial reporting requirements.

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


Note 2--Organization (continued):

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

Note 3--Summary of significant accounting policies:

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

Note 3--Summary of significant accounting policies (continued):

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


Note 3--Summary of significant accounting policies (continued):

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


Note 3--Summary of significant accounting policies (continued):

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

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 3--Summary of significant accounting policies (continued):

                                                             Quarter      Quarter
                                  Year to      Year to       Ending        Ending
                                 September    September     September    September
                                 30, 1998      30, 1997     30, 1998      30, 1997
                                 ---------    ---------     ---------    ---------
Average  shares  outstanding -
basic                            8,693,855    7,144,180     8,694,088    8,691,735


Effect of dilutive securities
   Dilutive shares contingently
   issuable upon the exercise
   of stock options and
   warrants                        221,247      223,600       221,247      223,600
                                 ---------    ---------     ---------    ---------

Average shares
outstanding--assuming dilution   8,915,102    7,367,780     8,915,335    8,915,335

Note 4--Acquisitions:

     On April 24, 1997, the Company entered the hospitality business by acquiring the following from affiliates of Louis S. Beck and Harry G. Yeaggy ("Messrs. Beck and Yeaggy"): (i) seven hotels (of which six are wholly-owned and one is owned by an 85%-owned partnership), (ii) a hotel management company and substantially all of the assets thereof other than seven management contracts and (iii) financial participations in the form of mortgages on one additional hotel and a campground (the "Mortgages"). The seven hotels, the management company and the Mortgages are also referred to herein as the "BY Hotel Group." Messrs. Beck and Yeaggy also own controlling interests in other hotels, certain of which are managed by the Company.

     Each of Messrs. Beck and Yeaggy became an executive officer of the Company as of the date of acquisition.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 4--Acquisitions (continued):

     The consideration exchanged by the Company for the assets and liabilities of the BY and the other direct acquisition costs were comprised as follows:

          Issuance of

          10,451.88 shares of Series B preferred              $10,451,880
          stock with a liquidation preference and
          estimated fair value of $1,000 per share

          3,799,999 shares of Janus common stock               12,349,997
          with an estimated fair value of $3.25 per share

                         TOTAL VALUE OF SHARES ISSUED         $22,801,877

                Cash paid to Messrs. Beck and Yeaggy to
                repay short-term loans                            793,803

                Legal, accounting and other costs
                related to the purchase                         1,007,424
                                                              -----------

                Total purchase price to be allocated          $24,603,104
                                                              -----------

               The acquisition was accounted for as a purchase and, accordingly, the results of the BY Hotel Group have been included in the accompanying unaudited consolidated statements of operations subsequent to April 30, 1997 (the effective date of the acquisition for accounting purposes). In addition, total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with the excess of cost over such fair values allocated to goodwill, as shown below:

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
                                                                -----------

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 4--Acquisitions (continued):

          Although the Company has a substantial amount of estimated available net operating loss carryforwards for Federal income tax and alternative minimum tax purposes, the deferred tax assets potentially available from such carryforwards have been reduced by a valuation allowance due to uncertainties related to their future realization. Accordingly, the amounts allocated to goodwill and deferred tax liabilities shown above in connection with the acquisition of the BY Hotel Group have each been reduced by approximately $8,134,000, which is equivalent to the reduction in the valuation allowance attributable to the portion of the net operating loss carryforwards that management estimates will be offset by temporary differences attributable to the acquired net assets of the BY Hotel Group.

          The goodwill attributable to the acquisition of the BY Hotel Group is being amortized based on an estimated useful life of 40 years.

          On August 14, 1998, the Company acquired four additional hotel properties from commonly controlled sellers (the "Cornerstone Hotel Group"). The total purchase price was $44,110,500 in cash and was financed by four loans from Amresco Capital, L.P. in substantially the amount of the total purchase price, secured by the acquired properties. The four loans are cross-defaulted and cross-collateralized, but otherwise of limited recourse to the Company. The financing, is for a term of ten years, based upon a 25-year amortization schedule, at a fixed interest rate of 8.09% per annum.

          The acquisition was accounted for as a purchase and was allocated as follows:

          Land                                              $4,132,509
          Buildings                                         28,927,552
          Equipment                                             52,500
          Furniture and fixtures                             8,090,259
          Prepaids  and  escrow  for  product                2,907,680
          improvement program

          Total purchase price allocated                   $44,110,500
                                                           -----------

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 4--Acquisitions (continued):

          The following unaudited information shows the pro forma results of continuing operations of the Company for the nine months ended September 30, 1998 and pro forma results of operations for the nine months ended September 30, 1997 as though each of the BY Hotel Group and the Cornerstone Hotel Group had been acquired as of January 1, 1997. In each case, the results of the discontinued oil and gas services operations are excluded.

                                      Adjusted Pro Forma    Adjusted Pro Forma
                                      September 30, 1998    September 30, 1997
                                      -----------------------------------------
Revenues:
  Hotel revenues:
       Room and related services             $22,977,386           $22,526,644
       Food and beverage                       7,962,666             7,649,854
       Management fees                         1,134,009               801,762
       Other                                     619,961               620,090
                                      -----------------------------------------
            Total hotel revenues             $32,694,022           $31,598,350
       Sales                                          $0                    $0
                                                      --
                                      -----------------------------------------
            Total revenues                   $32,694,022           $31,598,350
                                      -----------------------------------------

Cost and expenses:
  Direct hotel operating expenses
       Room and related services              $5,741,043            $5,720,404
       Food and beverage                       6,586,823             6,515,478
       Selling and general expenses            1,872,404             1,687,672
                                      -----------------------------------------
            Total direct hotel
                  operating expense          $14,200,270           $13,923,554
       Occupancy and other operating
            expenses                          $3,984,098            $3,758,837
       Selling, general and admin.
            expenses                           5,400,294             5,159,116
       Depreciation of property and
            equipment                          2,475,761             2,257,443
       Amortization of intangible
            assets                               196,477               204,296
                                      -----------------------------------------

            Total costs and expenses         $26,256,900           $25,303,246
                                      -----------------------------------------

Operating income (loss)                       $6,437,122            $6,295,104

Other income (expense)                           886,347               605,867
       Interest income                                 0               (25,317)
       Interest expense                       (3,989,619)           (4,070,322)
                                      -----------------------------------------

Income (loss) before income taxes
       and minority interest                  $3,333,850            $2,805,332

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 4--Acquisitions (continued):

Credit for prior year state income
tax refunds                                      205,963                     0

Credit for prior year federal income
tax refunds                                     (261,215)                    0
                                                 230,895                17,527
Income (loss) before minority                 $3,158,207            $2,822,859
interest

Minority interest                               $112,502               $86,423
                                      -----------------------------------------

Net income (loss)                             $3,045,705            $2,736,436

Less preferred dividend requirements            $591,142              $586,308
                                      -----------------------------------------

Net income (loss) applicable to
common stock                                  $2,454,563            $2,150,128

Net income (loss) per common share                 $0.31                 $0.24
                                      -----------------------------------------

Weighted average common shares
outstanding                                    8,694,088             8,783,563
                                      =========================================

     In addition to combining the historical results of operations of the Company (which did not have any active operations prior to the BY Hotel Group acquisition other than the discontinued oil and gas services operations not included above) and the historical pre-acquisition results of operations of the BY Hotel Group and the Cornerstone Hotel Group, the pro forma results of operations include adjustments that, among other things, Reflect:

     -- The elimination of the net revenues derived from management contracts of the BY Hotel Group and non-recurring income of the Cornerstone Hotel Group that were not acquired by the Company;

     -- Depreciation of property and equipment based on the fair values of assets acquired;

     -- Amortization of the additional goodwill arising from the BY Hotel Group acquisition and licensing fees, loan costs and closing costs incurred in the acquisition of Cornerstone Hotel Group;

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 4--Acquisitions (continued):

     -- The net effects of changes to compensation and related expenses based on revised lease agreements, expense sharing arrangements with a related party, revised employment agreements and non-recurring expenses;

     -- The net effects of changes to interest expense based on acquisition financing of the Cornerstone Hotel Group.

     -- The provision for income taxes is based upon pro forma income from continuing operations and the statutory Federal and state rates. Any actual income tax credits attributable to benefits from net operating loss carryforwards that existed at the time the Company adopted fresh-start accounting will be reflected as a contribution to stockholders' equity in the period in which the tax benefits are realized; and

     -- The effects of the issuance of shares of preferred and common stock as part of the consideration for the acquisition of BY Hotel Group on preferred stock dividends and weighted average common shares

     The unaudited pro forma results of operations shown above do not purport to represent what the combined results of operations actually would have been if the acquisition of the BY Hotel Group and the Cornerstone Hotel Group had occurred as of January 1, l997 instead of the actual date of consummation or what the results of operations would be for any future periods


     On July 15, 1996, the Company commenced oil and gas services operations when it acquired certain assets and liabilities of Pre-Tek Wireline Service Company, Inc. ("PTWSC") and its wholly-owned subsidiary, K.F.E. Wireline, Inc. ("KFE"), for consideration comprised of cash, common stock and warrants. PTWSC and KFE are referred to collectively herein as "Pre-Tek." The oil and gas services operations were discontinued in December 1997.

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

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 4--Acquisitions (continued):

      Return of 37,350 shares of Janus
      common stock as a result of
      post-closing adjustments                                    (102,713)

      Other acquisition costs                                      182,092

          TOTAL                                                 $1,422,804

     The acquisition was accounted for as a purchase and, accordingly, the results of Pre- Tek's operations have been included as discontinued operations.

     Unaudited pro forma information showing the results of operations for the three months ended June 30, 1998 and 1997 of the oil and gas services operations are not presented because such operations have been discontinued.

Note 5-- Mortgage notes receivable:

     The Mortgages, which were acquired on April 24, 1997 as part of the acquisition of the BY Hotel Group, are secured by a hotel in Juno Beach, Florida and a campground in Kissimmee, Florida, both of which are owned by entities controlled by Messrs. Beck and Yeaggy. Messrs. Beck and Yeaggy have also personally guaranteed the Mortgages. The balances receivable at September 30, 1998 consisted of the following:

     Note secured by hotel property, with
     interest at .5% above specified prime
     rate (an effective rate of 9.0% at
     December 31, 1997)                                       $2,106,065

     Note secured by campground, with
     interest at 8%                                            3,353,459

     Total long-term receivable                                5,590,477

     Less current portion                                        130,953

     LONG-TERM PORTION, NET OF CURRENT
     PORTION                                                  $5,459,524

     The Mortgages are payable in monthly installments of principal and interest through April 2003 and final installments of all remaining principal and interest in May 2003.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 5-- Mortgage notes receivable (continued):

     Principal payments on the Mortgages in each of the five years subsequent to December 31, 1997 are:

                   Year Ending
                   December 31                       Amount
                   -----------                      --------
                       1998                         $123,022
                       1999                          133,708
                       2000                          145,326
                       2001                          157,958
                       2002                          171,690

     The Company derived interest income of $354,786 from the Mortgages during the period from January 1, 1998 to September 30, 1998.

Note 6--Property and equipment:

     Property and equipment at September 30, 1998 and December 31, 1997 consisted of the following:

                              Years of     September 30,     December
                             Useful Life       1998          31, 1997
                             -----------   -------------    -----------

        Land                                 $10,167,507    $6,035,000
        Hotels                   30           55,931,417    26,942,000
        Hotel furniture and       5            3,054,922     2,232,941
        fixtures:
        Hotel furniture and       9            8,090,260             0
        fixtures:
        Equipment and             5               67,067       648,147
        vehicles
        Other                     5               10,483        11,724
                                           ----------------------------
                                             $77,321,656   $35,869,812
        Less accumulated
        depreciation and
        amortization                           2,413,731     1,066,521
                                           ----------------------------
        Totals                               $74,907,925   $34,803,291
                                           ----------------------------

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 7--Long-term debt:

     Long-term debt at September 30, 1998 consisted of the following:

     Fixed rate mortgage notes payable in monthly installments, including interest at rates ranging from 8.09% to 10%;

     The mortgage notes mature from August 2000 through
     January 2016                                                   $54,525,334

     Variable rate mortgage notes payable in monthly
     installments, Including interest at rates varying with
     the prime commercial Lending rate, rates on U.S.
     Treasury securities and other defined indexes (the
     effective rates at December 31, 1997 ranged from 8.73%
     to 9.5%); the mortgage notes mature from August 1999
     through April 2006                                               8,884,824

     Equipment notes with various maturities through
     December 2001 and interest at rates ranging from 8.98%
     to 15%                                                             134,268
                                                                    -----------

     Total long-term debt                                           $63,544,426

     Less current portion                                             2,727,943

     Long-term debt, net of current portion                         $60,816,483
                                                                    -----------

     Long-term debt is secured by the Company's property and equipment.

     Principal payments in years subsequent to December 31, 1997 are as follows:

          Year Ending
          December 31                        Amount
          -----------                      ----------
              1998                         $2,343,276
              1999                          1,157,935
              2000                          1,257,374
              2001                          2,192,827
              2002                          3,465,099

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 8--Commitments and contingencies:

     Employment agreements:

          During 1997, the Company entered into employment agreements whereby it will be obligated to pay minimum salaries to four of its executive officers, including each Messrs. Beck and Yeaggy, aggregating $760,000 during 1998 and 1999 and $250,000 in 2000.

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

Note 9--Income taxes:

     For financial statement purposes, there was no provision for Federal income taxes at September 30, 1998 and 1997 because all of the tax loss attributes referred to above have been reserved through a valuation allowance against the deferred tax assets due to the lack of a historical taxable income stream. Further benefits to be realized from the utilization of the net operating loss carryforwards generated prior to the Company's reorganization in February 1990, including future effects of the net operating losses on the projected earnings from recent acquisitions will not

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 9--Income taxes (continued):

     materially effect the results of operations, as such effects will be reported as an increase in additional paid-in capital and not as a credit to results of operations.

     Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a change of more than 50% in the ownership of the corporation during a three-year period. As of June 30, 1998 management believes that such a change in ownership has not occurred.

     Currently, the net operating loss utilized of $936,000 in the period ended September 30, 1998 is included in the disclosure of comprehensive income in accordance with the accounting for losses prior to the February 1990 reorganization.

     During the period ended September 30, 1998, the Company received $261,215 in refunds from the Internal Revenue Service (the "Service") attributable to amended returns filed for previous years, plus interest of $154,280. The Company recorded such refunds as income upon receipt as such amended returns had been reviewed by the Service and accepted.

Note 10--Discontinued operations:

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

Note 11--Fair value of financial instruments:

     The Company's financial instruments at September 30, 1998 and 1997 consisted of cash, accounts receivable, mortgage notes receivable, accounts payable and fixed and variable rate mortgage and equipment notes payable. In the opinion of management, (i) cash, accounts receivable and accounts payable were carried at values that approximated their fair values because of their short-term maturities and (ii)

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS


Note 11--Fair value of financial instruments (continued):

     mortgage notes receivable and mortgage and equipment notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

Note 12--Minority interest:

     The Company owns an interest of approximately 90% in JIS and an interest of 85% in a hotel partnership that it acquired as part of the acquisition of the Hotel Group during 1997 (see Note 4). The balance of the minority interest in these consolidated subsidiaries at September 30, 1998 and the changes in the minority interest are set forth below:

                                    JIS           HOTEL          TOTAL
                                               PARTNERSHIP
                            --------------------------------------------
        Balance 1/1/98             $91,114     $1,597,856    $1,688,970
        Net Income (loss)              -0-        112,501       112,501
                            --------------------------------------------
        Balance at 9/30/98         $91,114     $1,710,357    $1,801,471

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
         UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 14, 1998, Janus American Group Inc. ("Janus") consummated the acquisition of four hotels (the "Cornerstone Hotel Group") as more fully described in the Company's report on Form 8-K dated August 28, 1998, as amended by Form 8-K/A dated October 26, 1998. The acquisition included the profit from operations commencing July 1, 1998. On April 24, 1997, Janus consummated the acquisition of a 100% equity interest in six hotels and an 85% equity interest in a seventh hotel, a 100% equity interest in a hotel management company (the "Management Company") and substantially all of the assets thereof other than seven management contracts and 100% interests in mortgages (the "Mortgages") on one additional hotel and a campground, all of which were owned by corporations and partnerships that were, effectively, wholly-owned or controlled by Louis S. Beck and Harry Yeaggy (the "Messrs. Beck and Yeaggy") during the year ended December 31, 1996 and the period from January 1, 1997 through the date of acquisition. The hotels, the Management Company and the Mortgages are referred to herein as the "BY Hotel Group." On July 15, 1996, the Company acquired the oil and industry services business of Pre-Tek Wireline Service Company, Inc. and its wholly-owned subsidiary ("Pre-Tek"). Janus has accounted for the acquisitions of the Cornerstone Hotel Group, the BY Hotel Group and Pre-Tek pursuant to the purchase method of accounting in its historical financial statements based on effective acquisition dates of August 14, 1998, April 30, 1997 and July 15, 1996, respectively. It was determined by management to discontinue and dispose of the oil and gas services operations at December 31, 1997. The estimated loss was accrued. Based upon the above, the pro forma was adjusted to eliminate the effect of Pre-Tek from operations.

The accompanying adjusted unaudited pro forma condensed statement of operations for the nine months ended September 30, 1997 combines the historical consolidated statement of operations of Janus and its subsidiaries for the nine months ended September 30, 1997 (including the BY Hotel Group and Cornerstone Hotel Group for the period from January 1, 1997 to September 30, 1997 as if the acquisition was consummated as of January 1, 1997, and the elimination of Pre-Tek for the entire period).

The accompanying adjusted unaudited pro forma condensed statement of operations for the three months ended September 30, 1998 combines the historical consolidated statement of operations of Janus and its subsidiaries for the three months ended September 30, 1998 (including the operations of the Cornerstone Hotel Group from July 1, 1998 to September 30, 1998).

The accompanying unaudited pro forma condensed combined financial statements are based on the assumptions and adjustments described in the accompanying notes which management believes are reasonable. The unaudited pro forma condensed consolidated financial statements do not purport to represent what the combined results of operations actually would have been if the acquisition of BY Hotel-Group and Cornerstone Hotel Group referred to above had occurred as of January 1, 1997 instead of the actual date of consummation or what the financial position and results of operations would be for any future periods. The unaudited pro forma condensed combined financial statements and the accompanying notes should be read in conjunction with the audited and unaudited historical financial statements of Janus and its subsidiaries, the BY Hotel Group and Pre-Tek included elsewhere herein and in the Form 10-KSB for the year ended December 31, 1997.


                                        JANUS AMERICAN GROUP, INC.
                   UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   ADJUSTED FOR DISCONTINUED OPERATIONS
                     FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                                     Pro Forma            Pro Forma
                                                                   Janus American      Janus American
                                                                  September 30, 1998  September 30, 1997
                                                                  ------------------  ------------------
Revenues:
     Hotel revenues:
        Room and related services                                     $22,977,386          $22,526,644
        Food and beverage                                              $7,962,666           $7,649,854
        Management fees                                                $1,134,009             $801,762
        Other                                                            $619,961             $620,090
                                                                      -----------          -----------
               Total hotel revenues                                   $32,694,022          $31,598,350

     Sales                                                                     $0                   $0
                                                                      ----------           -----------
               Total revenues                                         $32,694,022          $31,598,350


Cost and expenses:
     Direct hotel operating expenses:
            Room and related services                                  $5,741,043           $5,720,404
            Food and beverage                                          $6,586,823           $6,515,478
            Selling and general expenses                               $1,872,404           $1,687,672
                                                                      -----------          -----------
               Total direct hotel operating expense                   $14,200,270          $13,923,554
      Occupancy and other operating expense                            $3,984,098           $3,758,837
      Selling, general and administrative expenses                     $5,400,294           $5,159,116
      Depreciation of property and equipment                           $2,475,761           $2,257,443
      Amortization of intangible assets                                  $196,477             $204,296
                                                                      -----------          -----------
               Total costs and expenses                               $26,256,900          $25,303,246

Operating income (loss)                                                $6,437,122           $6,295,104

Other income (expense)
      Interest income                                                    $886,347             $605,867
      Other income                                                             $0             ($25,317)
      Interest expense                                                ($3,989,619)         ($4,070,322)
                                                                      -----------          -----------

Income (loss) before state income taxes and
      minority interest                                                $3,333,850           $2,805,332

Provision (credit ) for federal  income taxes                                  $0                   $0
Credit for prior years federal income tax refunds                       ($261,215)                  $0
Provision (credit) for state income taxes                                $230,895              $17,527

                                                                      -----------          -----------
Income (loss) before minority interest                                 $3,364,170           $2,822,859
Minority interest                                                        $112,502              $86,423
                                                                      -----------          -----------
Income (loss) from continuing operations                               $3,251,668           $2,736,436

                                                                      -----------          -----------
Net income (loss)                                                      $3,251,668           $2,736,436
Less preferred dividend requirements                                     $591,142             $586,308

                                                                      ===========          ===========
Net income (loss) applicable to common stock                           $2,660,526           $2,150,128
                                                                      ===========          ===========

Net income (loss) per common share-Basic                                     0.31                 0.24

Net income (loss) per common share-Assuming dilution                         0.30                 0.24

Basic weighted avg. shares outstanding                                  8,694,088            8,814,509
                                                                      ===========          ===========

Basic weighted avg. shares outstanding-assuming dilution                8,915,335            8,814,509
                                                                      ===========          ===========

                                        JANUS AMERICAN GROUP, INC.
                         UNAUDITED PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
                                   ADJUSTED FOR DISCONTINUED OPERATIONS
                     FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

                                                                 September 30, 1998 September 30, 1997
                                                                 ------------------ ------------------
Revenues:
     Hotel revenues:
        Room and related services                                     $ 9,645,826       $ 9,656,932
        Food and beverage                                             $ 2,783,325       $ 2,679,424
        Management fees                                               $   317,976       $   245,322
        Other                                                         $   236,530       $   261,947
                                                                      -----------       -----------
                 Total hotel revenues                                 $12,983,657       $12,843,625
     Sales                                                            $         0       $         0
                                                                      -----------       -----------
                 Total revenues                                       $12,983,657       $12,843,625
                                                                      -----------       -----------

Cost and expenses:
     Direct hotel operating expenses:
            Room and related services                                 $ 2,173,103       $ 2,216,310
            Food and beverage                                         $ 2,368,169       $ 2,358,232
            Selling and general expenses                              $   632,742       $   602,912
                                                                      -----------       -----------
                 Total direct hotel operating expense                 $ 5,174,014       $ 5,177,454
      Occupancy and other operating expense                           $ 1,431,353       $ 1,465,638
      Selling, general and administrative expenses                    $ 2,135,026       $ 1,970,202
      Depreciation of property and equipment                          $   840,942       $   745,387
      Amortization of intangible assets                               $    58,521       $    61,582
                                                                      -----------       -----------
                 Total costs and expenses                             $ 9,639,856       $ 9,420,263
                                                                      -----------       -----------

Operating income (loss)                                               $ 3,343,801       $ 3,423,362

Other income (expense)
      Interest income                                                 $   248,304       $   278,442
      Other income                                                    $         0      ($    25,317)
      Interest expense                                               ($ 1,289,484)     ($ 1,323,170)
                                                                      -----------       -----------

Income (loss) before state income taxes and
      minority interest                                               $ 2,302,621       $ 2,353,317

Provision (credit) for federal income taxes                           $         0       $         0
Credit for prior years federal income tax refunds                     $         0       $         0
Provision (credit) for state income taxes                             $   230,895       $    39,730
                                                                      -----------       -----------

Income (loss) before minority interest                                $ 2,071,726       $ 2,313,587

Minority interest                                                     $   111,407       $    95,570
                                                                      -----------       -----------

Net income (loss)                                                     $ 1,960,319       $ 2,218,017

Less preferred dividend requirements                                  $   197,584       $   194,362
                                                                      -----------       -----------

Net income (loss) applicable to common stock                          $ 1,762,735       $ 2,023,655

Net income (loss) per common share-Basic                                     0.20              0.23
                                                                      ===========       ===========

Net income (loss) per common share-Assuming dilution                         0.20              0.23
                                                                      ===========       ===========

Basic weighted average common shares outstanding                        8,694,088         8,691,735
                                                                      ===========       ===========

Basic weighted average common shares outstanding-asuuming dilutio       8,915,335         8,915,335
                                                                      ===========       ===========

Purchases of the BY Hotel Group and Pre-Tek:

Information with respect to the cost incurred by Janus to purchase the BY Hotel Group on April 30, 1997 and Cornerstone Hotel Group on August 14, 1998 (the effective date of the acquisition used for accounting purposes) and the allocation of such costs in accordance with the purchase method of accounting is set forth in Note 4 of the notes to the unaudited condensed consolidated financial statements of Janus included elsewhere herein.

Information with respect to the cost incurred by Janus to purchase Pre-Tek on July 15, 1996 is set forth in Note 4 of the notes to the unaudited condensed consolidated financial statements of Janus included elsewhere herein.

Pro Forma Adjustments to the Unaudited Consolidated Statements of Operations for the nine months ended September 30, 1998

(a) To eliminate the effects of discontinued operation of the oil gas services business as of January 1, 1998.

(b) To eliminate the effects of non-recurring income resulting from workers compensation refunds and rent from a restaurant not acquired as part of the Cornerstone Hotel Group, totaling $302,616.

(c) To eliminate non-recurring repair expense and occupancy and other expenses totaling $92,616.

(d) To record the effect of non-recurring general and administrative expenses of $880,555 for management fees, director fees and auto leases.

(e) To record the effects on depreciation expense arising from the allocation of purchase price of the Cornerstone Hotel Group between land, building, furniture, fixtures and equipment.

(f) To record the effects on amortization expense arising from the amortization of loan fees, franchise fees and prepaid fees incurred in the acquisition of the Cornerstone Hotel Group.

(g)  To eliminate interest income of $7,253 as no cash accounts were acquired.

(h) To record additional interest expense of $1,228,976 based on acquisition financing of $44,000,000 amortized over 25 years at 8.09%.

Pro Forma Adjustments to the Unaudited Condensed Consolidated Statements of Operations for the nine months ended September 30, 1997.

(a) To eliminate the net revenues derived from management contracts of the BY Hotel Group that were not acquired by Janus.

(b) To record the additional cost to be incurred as a result of the revisions to the agreement with Hospitality Employee Leasing Program, Inc. that became effective upon the consummation of the acquisition of the BY Hotel Group.

(c) To record the net effects of changes to compensation and related expenses based on revised employment and lease agreements that became effective upon the consummation of the acquisition of the BY Hotel Group and the elimination of the costs of consultants who will no longer be employed and certain other nonrecurring costs of the BY Hotel Group and Cornerstone Hotel Group.

(d) To record the effects arising from the allocation of the purchase price for the acquisition of the BY Hotel Group and the Cornerstone Hotel Group on historical depreciation and amortization of property and equipment based on the fair values and estimated useful lives of the assets required.

(e) To record the effects arising from the allocation of the purchase price for the acquisition of the BY Hotel Group on historical amortization of goodwill based on a minimum estimated benefit period for goodwill arising from the acquisition of the BY Hotel Group of 40 years and the amortization of costs associated with licensing fees and loan costs incurred in the acquisition of the Cornerstone Hotel Group, amortized over the applicable terms of the licenses and loans.

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

Pro Forma Adjustments to the Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 1998:

(a) To record the effects arising from the allocation of the purchase price for the acquisition of the Cornerstone Hotel Group on historical depreciation and amortization of property and equipment based on estimated useful lives of the assets acquired.

(b) To record the effects arising from the acquisition financing on historical interest expense.

(c) To record the elimination of non-recurring fees to directors and deferred maintenance.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion of the Company's historical results of operations, changes in liquidity and capital resources and liquidity and capital resources as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997 should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements of the Company and the notes thereto and the Unaudited Pro Forma Condensed Consolidated Financial Statements Adjusted for Discontinued Operations, of Janus American Group, Inc. and Subsidiaries and the notes thereto included elsewhere herein. The term "Company" means Janus American Group, Inc. ("Janus") collectively with its subsidiaries, JI Subsidiary, Inc. ("JIS"), Pre-Tek Wireline Service Company, Inc. ("Wireline") and KFE Wireline, Inc. ("KFE"). References to the operations of "Pre-Tek" in this discussion are to the combined operations of Wireline and Wireline's subsidiary, KFE.

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

     The Company acquired the business of Pre-Tek, an oil and gas engineering services and wireline logging company based in Bakersfield, California, in July 1996. On April 24, 1997, the Company acquired, from affiliates of Louis S. Beck ("Beck") and Harry G. Yeaggy ("Yeaggy"), certain assets relating to the hospitality business comprised of (i) six hotels and an 85% partnership interest in a partnership which owns a hotel, (ii) a hotel management company, with 21 hotels under management inclusive of the foregoing hotels (hereinafter hotels which are managed, but not owned by the Company, are referred to as the "Managed Hotels"), (iii) a management fee sharing arrangement with Summit Hotel Management Company and (iv) two loans, one of which is secured by a first mortgage on a hotel and the other of which is secured by a first mortgage on a campground and both of which are personally guaranteed by Messrs. Beck and Yeaggy (the businesses and assets acquired on April 24, 1997, are collectively the "BY Hotel Group"). On August 14, 1998 the company acquired four full service hotels in the Cleveland area (the "Cornerstone Hotel Group"), including the net profit from operation of the hotels from July 1, 1998. Management is diligently pursuing a program for additional acquisitions through the use of a combination of cash, capital stock and, when necessary, borrowing.

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

HISTORICAL AND PRO FORMA RESULTS OF OPERATIONS FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     The acquisition of the BY Hotel Group, the Cornerstone Hotel Group and Pre-Tek were accounted for as purchases and, accordingly, the Company's historical results of operations for the nine months ended September 30, 1998 and 1997 include the results of operations of the BY Hotel Group for the nine months ended September 30, 1998 and subsequent to April 30, 1997 (the effective date of acquisition for accounting purposes), Pre-Tek for the nine months ended September 30, 1997 subject to the effect of discontinued operations as estimated at December 31, 1997 and the results of operations of the Cornerstone Hotel Group from July 1, 1998 to September 30, 1998. See Note 10 to the Unaudited Condensed Consolidated Financial Statements included elsewhere herein. Accordingly, the Company's historical results of operations for the nine months ended September 30, 1998 are not directly comparable to those for the nine months ended September 30, 1997.

     To present more comparable information, adjusted unaudited pro forma combined results of operations for the nine months ended September 30, 1998 and 1997 are set forth herein. The adjusted unaudited pro forma results of operations sets forth the actual results of continuing operations of the Company for the nine months ended September 30, 1998 as compared to pro forma results of operations for the nine months ended September 30, 1997, as though the BY Hotel Group and the Cornerstone Hotel Group had been acquired as of January 1, 1997. In each case, the results of the discontinued oil and gas services operations are excluded.

     The pro forma combined net income of the Company was $2,660,526 for the nine months ended September 30, 1998 as compared to $2,150,128 during the same period of 1997. The difference was primarily the result of increases in interest income and management fee income in addition to federal income tax refunds totaling $261,215, offset by franchise taxes paid to various states based on the net worth of the Company as of December 31, 1997, and estimated state income taxes based on pro forma net income.

     Room revenue increased $450,672 in the nine months ended September 30, 1998 as compared to the nine month period in the prior year. Average rate increased by $1.97 from $61.17 in 1997 to $63.14 for 1998, which was offset by a small occupancy percentage decrease of .48% in 1998 to 67.94%, from 68.42% in 1997.

     Management fee income increased from $801,762 in 1997 to $1,134,009 in 1998 attributable to: (i) an increase in room revenue at the Managed Hotels where the management fees are calculated as a percentage of room revenues; (ii) additional management contracts over the same period in the prior year; and (iii) the Company's receipt of payment of incentive management fees upon the sale of certain Managed Hotels by such hotels' owners.

     Other hotel related revenues remained stable in 1998 as compared to the comparable period in 1997.

     Direct hotel operating expenses increased by $276,716 from $13,923,554 in 1997 to $14,200,270 in 1998. Direct room and related services costs increased as labor costs increased. Food and beverage costs increased as a result of increased food and beverage sales which led to higher labor costs partially offset by lower food costs.

     Selling and general expenses increased by $184,732 from $1,687,672 in 1997 to $1,872,404 in 1998 because of increased outdoor advertising costs, additional payroll for directors of sales at various locations and additional marketing fees to licensors as rooms sales increased.

     Occupancy and other operating expenses increased to $3,984,098 in 1998 from $3,758,837 in 1997. The increase was the result of payroll expense increases due to renovation programs commenced in the first and second quarters.

     Selling, general and administrative expenses increased $241,178 to $5,400,294 in 1998 from $5,159,116 in 1997 as a result of increased compensation expenses and professional fees for legal and accounting services.

     Depreciation and amortization expense increased by $218,318 in 1998 from $2,257,443 in 1997 as a result of depreciation expense on 1997 and 1998 improvements.

     Interest and other income increased $280,480 to $886,347 in 1998 from $605,867 in 1997 as the amount of funds invested increased over the same period in the prior year and interest was received on a federal income tax refund.

     Interest expense decreased from $4,070,322 in 1997 to $3,989,619. The decrease was a combination of interest rate increases on variable debt and the offsetting interest expense deduction as a result of normal amortization.

     The charges to operations for minority interest increased by $26,072 to $112,502 in 1998 from $86,423 in 1997 as a result of increased profits from Best Western Kings Quarters.

HISTORICAL AND PRO FORMA RESULTS OF OPERATIONS FOR THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

     The pro forma combined net income of the Company was $1,762,735 for the three months ended September 30, 1998 as compared to $2,023,655 during the same period of 1997. The decrease in net income was primarily the result of increases in interest and management fee income and federal income tax refunds from prior years totaling $261,215 offset by the accrual of potential state income taxes resulting from income generated that is not protected by federal net operating loss carryforwards.

     Room revenue remained stable in the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

     Management fee income increased from $72,654 in the three months ended September 30, 1997 to $317,976 in the three months ended September 30, 1998 attributable to: (i) an increase in room revenues at the Managed Hotels where the management fees are calculated as a percentage of room revenues, and (ii) additional management contracts over the same period in the prior year.

     Other hotel related revenues decreased $25,417 to $236,530 from $261,947 in 1997 as a result of a timing change in the receipt of a refund attributable to amusement park ticket sales.

     Direct hotel operating expenses remained stable for the three months ended September 30, 1998, as compared to the three months ended September 30, 1997, as room revenues remained stable.

     Occupancy and other operating expense decreased to $1,431,353 in 1998 from $1,465,638 in 1997. The decrease was the result of non-recurring payroll expense increases in 1997 attributable to the completion of renovation programs in the third quarter of 1997.

     Selling, general and administrative expenses increased $164,824 to $2,135,026 for the three months ended September 30, 1998 from $1,970,202 for the three months ended September 30, 1997, as a result of increased compensation expenses and professional fees for legal and accounting services.

     Depreciation and amortization expense increased by $95,555 as a result of depreciation expense on 1997 and 1998 improvements completed in the previous quarters.

     Interest income decreased $30,338 to $248,304 in the three months ended September 30, 1998 from $278,442 for the three months ended September 30, 1997 as the amount of funds invested decreased and the rate earned on deposits decreased by .5%.

     Interest expense decreased by $33,686 as the effect of principal amortization more than offset interest rates increases on variable rate debt.

     Minority interest increased by $15,887 from $95,570 for the three months ended September 30, 1997 to $111,407 for the three months ended September 30, 1998, as a result of increased profits from Best Western Kings Quarters.

LIQUIDITY AND CAPITAL RESOURCES AT SEPTEMBER 30, 1998

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

     At September 30, 1998, the Company had $14,565,156 in cash and cash equivalents. Included in the total is restricted cash of $897,404 consisting of $41,238 for the redemption of preferred stock of JIS and $856,106 for real estate tax escrow accounts and debt service reserve accounts.

     During the nine months ended September 30, 1998, the Company invested approximately $904,900 in capital improvements in its owned hotels. The Company plans to spend an additional $600,000 on such capital improvements over the remaining three months of 1998 in addition to approximately $2,400,000 on the hotels in the Cornerstone Hotel Group as required in the licensing agreements with Holiday Inns International. The funds for the improvements were escrowed at closing as an offset to the purchase price.

     Capital for improvements to hotel properties has been and is expected to be provided by a combination of internally generated cash and, if necessary and available, borrowings. The Company expects to spend annually approximately 4% to 5% of revenues from owned hotel properties for ongoing capital expenditures in each year. The Company believes, based on its operating experience, that these types of capital investments will enhance the competitive position of the hotels and thereby enhance the Company's competitive position. Changes in the competitive environment for a specific hotel may dictate higher or lower capital expenditures.

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

     The Company anticipates that it will be able to secure the capital required to pursue its acquisition program through a combination of borrowing, internally generated cash and utilization of its common and/or preferred stock to the extent such utilization does not jeopardize the Company's net operating loss carryforwards. There can be no assurance however that the Company will be able to negotiate sufficient borrowings to accomplish its acquisition program on terms and conditions acceptable to the Company, or at all. Further, any such borrowings may contain covenants that impose limitations on the Company which could constrain or prohibit the Company from making additional acquisitions as well as its ability to pay dividends or to make other distributions, incur additional indebtedness or obligations or to enter into other transactions which the Company may deem beneficial. Additionally, factors outside of the Company's control could affect its ability to secure additional funds on terms acceptable to the Company. Those factors include, without limitation, any increase in the rate of inflation and/or interest rates, localized or general economic dislocations, an economic down-turn and regulatory changes constricting the availability of credit.

     The Company has benefited and management believes that the Company will continue to benefit as the recipient of moneys disbursed by the Reorganization Trust as the Reorganization Trust has funds in excess of its reasonably required reserves and projected operating expenses. There is no objective formula to determine the extent to which Reorganization Trust assets exceed projected liabilities and administrative requirements thereby making additional cash available for contribution to the Company. However, it is management's belief that there will be further contributions from the Reorganization Trust based upon the decrease of the Reorganization Trust's administrative expenses through reductions in personnel and office space, which is related to the decreasing volume of unsettled claims of former unsecured creditors of U.S. Lines and U.S. Lines (S.A.). The amount of excess cash available for contribution to the Company will also be dependent upon the remaining duration of Reorganization Trust activity necessary to resolve outstanding claims, particularly the asbestos and other late-manifesting personal injury claims, and the amount of professional fees associated with this activity. Accordingly, no assurance can be given as to the amount or timing of additional contributions from the Reorganization Trust, if in fact there are any additional contributions.

     The Company's long-term debt at September 30, 1998 totals $63,544,432. Mortgage debt totals $63,410,658, which consists of $54,525,834 in fixed rate, fully self-amortizing mortgage loans and $8,884,824 in adjustable rate (3-5 year adjustment period) mortgage loans. Such adjustable rate loans have maturity dates at various dates through April 2006. Interest rates on mortgage debt range from 8.09% to 10.00% with a weighted average interest rate of 8.5% effective at September 30, 1998. The approximate scheduled repayments of principal on the long-term debt of the Company are: from September 30, 1998 through December 31, 1998 -- $146,015; 1999 -- $2,620,752; 2000 -- $1,257,374; and 2001 --
$2,192,827. Management of the Company currently believes that the cash flow from the Company's hotel operations will be sufficient to make the required amortization payments. Balloon payments required to be made at the maturity of the non-self-amortizing loans are expected to be made from cash on hand at the time or from the proceeds of refinancing. There can be no assurance that the Company will be able to obtain financing, or financing on terms satisfactory to it.

     Seasonality. Demand at many of the hotels is affected by seasonal patterns. Demand for hotel rooms in the industry generally tends to be lower during the first and fourth quarters and higher in the second and third quarters. Accordingly, the Company's revenues reflect this seasonality.

YEAR 2000 ISSUES

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has initiated an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using the two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company also relies on computer-based services provided by third parties, such as hotel reservations systems maintained by hotel franchisers. The Company is in the process of determining whether these third parties have implemented Year 2000 plans. At present, the Company does not expect the Year 2000 problem to have a material effect on its financial position or results of operations. However, if the Company's own modifications and conversions , or those by third parties, are not completed timely, the Year 2000 problem may have a material impact on the financial position or operations of the Company.

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

                           PART II--OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K.

      (A)   Exhibits

            27.2        Financial Data Schedule

      (B) Reports on Form 8-K:

            August 14, 1998--Reporting the acquisition of four hotel properties.


                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 13, 1998          JANUS AMERICAN GROUP, INC.



                                  By: /s/ JAMES E. BISHOP
                                      --------------------------------
                                         James E. Bishop, President


                                     /s/ RICHARD A. TONGES
                                     ---------------------------------
                                     Richard A. Tonges, Treasurer and
                                     Vice President of Finance (Principal
                                    Financial and Accounting Officer)