Form 10KSB
period 1998-12-31
JANUS AMERICAN GROUP INC
filed 1999-03-31
CIK 1020359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1998
Commission File Number:  0-22745

                           JANUS AMERICAN GROUP, INC.
                 (Name of Small Business Issuer in its Charter)

         Delaware                                              13-2572712
(State or Other Jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)


2300 Corporate Blvd., N.W., Suite 232                          33431-8596
Boca Raton, Florida                                            (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 997-2325

  Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:

      Title of Class                  Name of each exchange on which registered
-------------------------             -----------------------------------------

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |_|

The Registrant's revenues for the most recent fiscal year were $29,056,825.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13,450,506, as of March 18, 1999. It is the position of the Company that the United States Lines, Inc. and United States Lines (S.A.), Inc. Reorganization Trust is not an affiliate.

Number of shares of common stock outstanding as of March 17, 1999:  8,691,092

Transitional Small Business Disclosure Format:  Yes |_| No |X|

                      DOCUMENTS INCORPORATED BY REFERENCE:
Document Incorporated                                         Part of Report
   By Reference                                         Into Which Incorporated
   ------------                                         -----------------------
Proxy Statement for Annual Meeting
to be held on May 21, 1999                                     Part III

                                     PART I

Item 1.           Description of Business.

Background of the Company

     Janus American Group, Inc. (the "Company" or "Janus"), a Delaware corporation, is engaged in the ownership and management of hotels. The Company has ownership interests in 18 hotels (the "Owned Hotels") and manages an additional 27 hotels (the hotels which are managed, but not owned by the Company are referred to as the "Managed Hotels" and the Owned Hotels and Managed Hotels are collectively referred to as "Hotels").

     The Company's executive offices are located at 2300 Corporate Boulevard, N.W., Boca Raton, Florida 33431 and its telephone number is 561-997-2325.

     In April 1997, the Company entered the hotel business, by acquiring from affiliates of Louis S. Beck ("Beck") and Harry G. Yeaggy ("Yeaggy"), certain assets relating to the hospitality business comprised of (i) six hotels and an 85% interest in a partnership that owns one hotel; (ii) a hotel management company; (iii) a management fee sharing arrangement with Summit Hotel Management Company, which has since been terminated; and (iv) two loans, one of which is secured by a first mortgage on a hotel and the other of which is secured by a first mortgage on a campground, both of which are personally guaranteed by Messrs. Beck and Yeaggy. In consideration, therefore, Messrs. Beck and Yeaggy and Beck Hospitality III, Inc., a corporation wholly-owned by them, received shares of the Company's common stock, par value $.01 per share (the "Common Stock"), representing approximately 43% of the total outstanding shares of Common Stock and shares of the Series B preferred stock of the Company, par value $.01 per share (the "Series B Preferred Stock).

     Messrs. Beck and Yeaggy, who are currently Chairman and Vice Chairman, respectively, of the Board of Directors of the Company, have been engaged in the hospitality business since 1972.

     In August 1998, the Company acquired four hotels in the area of Cleveland, Ohio (the "Cornerstone Hotel Group") from an unrelated party.

     Effective January 1, 1999, the Company acquired an additional seven hotels and two hotel management agreements from affiliates of Messrs. Beck and Yeaggy. An unrelated third party retains a minority interest in one of the hotels known as the Days Inn, Pompano Beach. As part of the purchase price in this transaction, Messrs. Beck and Yeaggy received additional shares of the Series B Preferred Stock, all of the outstanding shares of which are owned beneficially by them.

     Messrs. Beck and Yeaggy retain miscellaneous independent interests in the hospitality business. However, they have contractually agreed with the Company not to engage in any business that competes with the business of the Company.

     Janus is the successor to United States Lines, Inc. ("U.S. Lines"), which once was one of the largest containerized cargo shipping companies in the world. On November 24, 1986, McLean Industries, Inc., First Colony Farms, Inc. and their subsidiaries U.S. Lines and United States Lines (S.A.), Inc. ("U.S. Lines (S.A.)") filed petitions for relief under Chapter 11 of the United States

Bankruptcy Code. Soon thereafter, the shipping operations of U.S. Lines and U.S. Lines (S.A.) ceased. U.S. Lines and U.S. Lines (S.A.) emerged from bankruptcy in 1990 under the terms of the First Amended and Restated Joint Plan of Reorganization dated February 23, 1989 (the "Plan"). At that time, names of U.S. Lines and U.S. Lines (S.A.) were changed to Janus Industries, Inc. and JI Subsidiary, Inc. ("JI Subsidiary"), respectively. On September 29, 1997 the name of the Company was changed to Janus American Group, Inc. JI Subsidiary currently has no business activities. See "Description of Business--History of the Company's Reorganization."

     Prior to entering the hospitality business, in July 1996, the Company acquired substantially all of the assets of Pre-Tek Wireline Service Company, Inc. ("Pre-Tek"), an oil and gas engineering services and wireline logging company based in Bakersfield, California. During 1997, the Company determined to discontinue this line of business and subsequently sold the business to its management effective April 1, 1998.

The Hospitality Business

     The Owned Hotels

     The Owned Hotels are located in five states and operate under franchise or membership agreements that provide for the use of the brand names Days Inn, Best Western, Knights Inn, Holiday Inn and Comfort Inn. One of the Owned Hotels is located at the Kings Dominion amusement park near Richmond, Virginia and has been designated as the host hotel for the amusement park. The remaining Owned Hotels are located either near office parks, interstate highways, airports or tourist attractions in Ohio, Florida, Indiana and North Carolina. The Owned Hotels generally offer remote control cable television and a swimming pool, and in many cases, restaurants. Some of them offer meeting and banquet facilities and room service

     The Owned Hotels are owned in fee, either directly or through consolidated entities. With the exception of the Best Western hotel located at the Kings Dominion amusement park and the Days Inn, Pompano Beach, Florida, the Owned Hotels are wholly owned by the Company. The Best Western Kings Quarters hotel is owned by Kings Dominion Lodge, a general partnership in which the Company has an 85% interest and Messrs. Beck and Yeaggy, through a partnership, have a 15% interest. An unrelated party holds a 25% interest in the Days Inn, Pompano Beach, Florida. Each of the Owned Hotels is subject to mortgage indebtedness which is described below. All of such indebtedness is secured solely by the applicable hotel property and fixtures, and is non-recourse to the other assets of the Company, with the exception of the indebtedness incurred in the acquisition of the hotels known as Holiday Inn, Independence; Holiday Inn, North Canton; Holiday Inn, Hudson; and Comfort Inn, Akron, which is cross-collateralized by those hotels.

     The following chart presents a summary of the operations of the Owned Hotels for calendar years ended December 31, 1998 and 1997.




                                                 1998
------------------------------------------------------------------------------------------------------

HOTEL AND LOCATION                       RMS AVAIL.1           OCC%2           ADR3          Rev PAR4
------------------------------------------------------------------------------------------------------
DAYS INN, SHARONVILLE, OHIO                 52,195              60%           $44.37          $26.45

BEST WESTERN KINGS QUARTERS,                90,520              48%           $63.24          $30.32
DOSWELL, VIRGINIA

KNIGHTS INN, WESTERVILLE, OHIO              39,785              63%           $36.22          $22.81

KNIGHTS INN, LAFAYETTE, INDIANA             40,880              71%           $37.18          $26.52

KNIGHTS INN, MICHIGAN CITY, INDIANA         37,595              56%           $40.96          $23.08

DAYS INN CRABTREE, RALEIGH,                 44,530              68%           $47.94          $32.66
NORTH CAROLINA

DAYS INN RTP, RALEIGH,                      40,515              88%           $68.44          $60.28
NORTH CAROLINA

HOLIDAY INN, INDEPENDENCE, OHIO            132,860              65%           $84.01          $54.63

HOLIDAY INN, NORTH CANTON, OHIO             70,810              79%           $59.72          $46.97

HOLIDAY INN, HUDSON, OHIO                  105,534              63%           $76.85          $48.29

COMFORT INN, AKRON, OHIO                    48,910              64%           $56.76          $36.32


















---------------------

1 Calculation is based on number of hotel rooms in service multiplied by number of days in a year.
2 Total number of rooms sold during a year divided by the total number of rooms available in such year.
3 Average Daily Rate equals total room revenue (exclusive of taxes) during a year divided by rooms sold.
4 Revenue Per Available Room equals total room revenues (exclusive of taxes) during a year, divided by rooms available for sale during such year.


                                          1997
------------------------------------------------------------------------------------------------------

HOTEL AND LOCATION                         RMS AVAIL.           OCC%           ADR          Rev PAR
------------------------------------------------------------------------------------------------------
DAYS INN, SHARONVILLE, OHIO                 52,195               52%          $46.15         $23.84

BEST WESTERN KINGS QUARTERS,                91,264               50%          $56.01         $27.70
DOSWELL, VIRGINIA

KNIGHTS INN, WESTERVILLE, OHIO              39,785               71%          $34.06         $24.05

KNIGHTS INN, LAFAYETTE, INDIANA             40,880               71%          $37.23         $26.57

KNIGHTS INN, MICHIGAN CITY, INDIANA         37,595               59%          $36.74         $21.78

DAYS INN CRABTREE, RALEIGH,                 44,500               70%          $50.46         $35.51
NORTH CAROLINA

DAYS INN RTP, RALEIGH,                      40,382               91%          $67.57         $61.41
NORTH CAROLINA

HOLIDAY INN, INDEPENDENCE, OHIO            132,860             67.5%          $82.77         $51.09

HOLIDAY INN, NORTH CANTON, OHIO             71,540             75.3%          $55.96         $38.56

HOLIDAY INN, HUDSON, OHIO                  105,485             67.6%          $74.54         $46.44

COMFORT INN, AKRON, OHIO                    48,910             63.3%          $57.74         $32.95



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

     The hotel is subject to a first mortgage with a balance of $2,712,800 as of December 31, 1998, which amount is to be amortized on a monthly basis through its maturity date of July 1, 2015. The mortgage carries a fixed interest rate of 8.875% per annum. At December 31, 1998, the loan was in its fourth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8, decreasing by 1% each year thereafter.

     Capital Improvements in the amount of $92,396 were made to the property in 1998. Such improvements were paid from working capital and replacement reserves. The replacement reserve balance as of December 31, 1998 was $349,865. The capital expenditures for 1999 are anticipated to cost approximately $389,950. The 1999 expenditures include $280,000 for a major exterior renovation. All expenditures will be paid from existing replacement reserves and working capital.

     Best Western Kings Quarters, Doswell, Virginia. Built in 1977, the 248 room hotel is located on 10.5 acres on the eastern side of Interstate Highway 95 and the south side of Route 30 in Hanover County (Doswell), Virginia, 20 miles north of Richmond, Virginia. The hotel is the "Host Facility" for the adjacent Paramount Kings Dominion theme park.

     The hotel's lobby is incorporated into one of the guest buildings. There is a 140 seat Denny's restaurant adjacent to the hotel that is owned by the partnership that owns the hotel. The amenities also include an outdoor swimming pool, two tennis courts, a putting green, shuffleboard, volleyball, ping-pong, horseshoes, children's playground, video arcade, meeting room, lounge, exterior lighting and a paved parking lot for 360 cars.

     The hotel is subject to a first mortgage with a balance of $4,938,621 as of December 31, 1998, which amount is to be amortized on a monthly basis through January 1, 2016. The mortgage carries a fixed interest rate of 9.75% per annum. At December 31, 1998, the loan was in its third loan year. Under the terms of the mortgage, the loan may not be prepaid prior to the eighth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8, decreasing by 1% each year thereafter.

     The Company completed a major renovation of the hotel in 1998 resulting in $284,858 in capital improvements. The expenditure was financed from existing replacement reserves and working capital. The replacement reserve balance as of December 31, 1998 was $617,098.

     Days Inn, Sharonville, Ohio. Built in 1974, the 142 room hotel is located along the southwest quadrant of the Interstate Highway Loop 275/State Road 42 intersection. The property's visibility from the two major highways is considered to be excellent. The property consists of three two story concrete buildings. The buildings have both interior and exterior corridors. The lobby/reception area is integrated into one of the guest buildings. Additionally, there is a one-story restaurant located on the property. The restaurant is leased to and managed by an unrelated third party.

     The hotel is subject to a first mortgage with a balance of $2,603,289 as of December 31, 1998. The mortgage requires monthly payments and matures on
September 1, 2002 with a remaining balance, assuming no prepayment of approximately $2,134,000. The mortgage carries an interest rate of 9.5% per annum subject to adjustment on September 1, 1999 to a rate equal to 300 basis points above the weekly average yield on United States Treasury Securities adjusted to a constant maturity of three years.

     The Company spent $44,845 in capital expenditures at the hotel in 1998. These expenditures were financed from working capital. The capital expenditures for 1999 are anticipated to be approximately $239,825.

     Days Inn (Research Triangle), Morrisville, North Carolina. Built in 1987, the 110 room hotel is located on approximately 3.47 acres on Airport Blvd., south of Interstate Highway 40 and the Raleigh-Durham Airport. The three-story concrete block building is faced with a brick and glass facade and is well located relative to area universities, research facilities and freeways. The building has interior corridors and a port cochere, which provides a protected entry into the hotel's lobby. Amenities include a fitness room, two meeting rooms, an outdoor swimming pool and two airport shuttle vans.

     The hotel is subject to a first mortgage with a balance of $2,782,358 as of December 31, 1998, which amount is to be amortized on a monthly basis through its maturity date of July 1, 2015. The mortgage carries a fixed interest rate of 8.875% per annum. At December 31, 1998, the loan was in its fourth loan year. Under the terms of the mortgage, the loan may not be prepaid prior to the eighth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8 decreasing by 1% in each year thereafter.

     The Company spent $262,592 in capital expenditures at the hotel in 1998. These expenditures were financed from replacement reserve funds and working capital. The balance in the replacement reserve account as of December 31, 1998 was $232,547. The capital expenditures for 1999 are anticipated to be approximately $181,069, and all expenditures will be paid from existing replacement reserves and working capital.

     Knights Inn, Westerville, Ohio. Built in 1985, the 109 room hotel is located on approximately 2.85 acres at the northern line of Heather Down Road, approximately 155 feet west of State Highway 10. The property consists of four one-story modular buildings with wood trimmed stone and stucco exteriors and an outdoor pool. The buildings have exterior corridors. The lobby consists of a reception area and an office.

     The hotel is subject to a first mortgage with a balance of $985,254 as of December 31, 1998. The mortgage matures on August 1, 2001, with a remaining balance, assuming no prepayment, of approximately $867,000. The mortgage carries a fixed interest rate of 8.91% per annum. Under the terms of the mortgage, the loan may be prepaid in whole or in part with no prepayment penalty.

     The Company spent $45,572 on capital expenditures at the hotel in 1998. These expenditures were financed from working capital. The capital expenditures for 1999 are anticipated to be approximately $66,350, and all expenditures will be paid from existing replacement reserves and working capital.

     Knights Inn, Michigan City, Indiana. Built in 1987, the 103 room hotel is located on approximately 3.45 acres on the north side of Kieffer Road approximately 1/4 mile west of U.S. Highway 421. The property is highly visible U.S. Highway 421. The property consists of 5 one-story modular buildings with wood trimmed stone and stucco exteriors. The building have exterior corridors. The lobby consists of a reception area and an office.

     The hotel is subject to a first mortgage with a balance of $1,592,083 as of December 31, 1998. The mortgage requires monthly payments and matures on April 1, 2006 with a remaining balance, assuming no prepayment, of approximately $1,097,000. The mortgage carries an interest rate of 9.5% per annum subject to adjustment every three years to a rate equal to100 basis points above the defined prime rate of Provident Bank. The interest rate on the mortgage was last adjusted on April 1, 1997. Under the terms of the mortgage, the loan may be prepaid in whole or in part at any time with no prepayment penalty.

     The Company spent $85,964 on capital expenditures at the hotel in 1998. Such expenditures were financed from working capital. The capital expenditures for 1999 are anticipated to be approximately $123,128, and all expenditures will be paid from existing replacement reserves and working capital.

     Knights Inn, Lafayette, Indiana. Built in 1987, the 112 room hotel is located on approximately 3.24 acres on the north side of State Road 26 approximately 1/2 mile west of Interstate Highway 65. The property is highly visible from State Road 26. The property consists of four one-story modular buildings with wood trimmed stone and stucco exteriors and an outdoor swimming pool. The building has exterior corridors. The lobby consists of a reception area and an office.

     The hotel is subject to a first mortgage with a balance of $2,109,512 as of December 31, 1998. The mortgage matures on April 1, 2006 with a remaining balance, assuming no prepayment, of approximately $1,453,000. The mortgage carries an interest rate of 9.5% per annum subject to adjustment every three years to a rate equal to 100 basis points above the defined prime rate. The interest rate on the mortgage was last adjusted on April 1, 1997. Under the terms of the mortgage, the loan may be prepaid in whole or in part at any time with no prepayment penalty.

     The Company spent $57,324 on capital expenditures at the hotel in 1998. Such expenditures were financed from working capital. The capital expenditures for 1999 are anticipated to be approximately $82,657, and all expenditures will be paid from existing replacement reserves and working capital.

     Holiday Inn, Independence, Ohio. Built in 1974, the 364 room hotel is located on approximately 8.5 acres on Rockside Road approximately 11 miles from Cleveland Hopkins International Airport and approximately 8 miles from downtown Cleveland. The property is situated at the junction of Interstate Highway 480 and Interstate Highway 77. The property consists of two five-story concrete block, brick and stucco buildings with 14 meeting rooms, 1 Grand Ballroom (or 4 separate Ballrooms), business center, gift shop, restaurant, lounge and a full-size indoor swimming pool.

     The hotel is subject to a first mortgage with a balance of $21,731,774 as of December 31, 1998. The mortgage matures on September 1, 2008 with a remaining balance, assuming no prepayment, of approximately $17,696,797. The mortgage carries an interest rate of 8.09% per annum. Under the terms of the mortgage, the loan may not be prepaid in whole or in part subject to a prepayment penalty.

     The Company spent $253,510 on capital expenditures at the hotel1998. Such expenditures were financed from the replacement reserve. The capital expenditures for 1999 are anticipated to cost approximately $651,460, and all expenditures will be paid from existing replacement reserves and working capital.

     Holiday Inn, North Canton, Ohio. Built in 1970, the 196 room hotel is located on approximately 4.75 acres on Everhard Road approximately 5 miles from the Akron-Canton Regional Airport and approximately 5 miles from downtown Canton. The property is situated off of Interstate Highway 77. The property consists of two three-story concrete block and stucco buildings with one Grand Ballroom (or 4 separate Ballrooms), two meeting rooms, restaurant, lounge, full-size outdoor swimming pool, fitness center and game room.

     The hotel is subject to a first mortgage with a balance of $5,383,100 as of December 31, 1998. The mortgage matures on September 1, 2008 with a remaining balance, assuming no prepayment, of approximately $3,981,674. The mortgage carries an interest rate of 8.09% per annum. Under the terms of the mortgage, the loan may not be prepaid in whole or in part subject to a prepayment penalty.

     The Company spent $39,017 on capital expenditures at the hotel in 1998. Such expenditures were financed from the replacement reserve. The capital expenditures for 1999 are anticipated to be approximately $288,596, and all expenditures will be paid from existing replacement reserves and working capital.

     Holiday Inn, Hudson, Ohio. Built in 1967, the 289 room hotel is located on approximately 15 acres on Hines Hill Road approximately 22 miles from downtown Cleveland and approximately 14 miles from downtown Akron. The property is situated at the junction of the Ohio Turnpike and Route 8. The property consists of two two-story concrete block and stucco buildings with one Grand Ballroom (or 6 separate Ballrooms), six banquet rooms, three meeting rooms, a restaurant, lounge, game room, an indoor swimming pool, outdoor swimming pool, basketball courts, tennis courts, volleyball courts and fitness center.

     The hotel is subject to a first mortgage with a balance of $13,258,376 as of December 31, 1998. The mortgage matures on September 1, 2008 with a remaining balance, assuming no prepayment, of approximately $10,796,669. The mortgage carries an interest rate of 8.09%. Under the terms of the mortgage, the loan may not be prepaid in whole or in part subject to a prepayment penalty.

     The Company spent $166,693 on capital expenditures at the hotel in 1998. Such expenditures were financed from the replacement reserve. The capital expenditures for 1999 are anticipated to be approximately $963,034, and all expenditures will be paid from existing replacement reserves and working capital.

     Comfort Inn, Akron, Ohio. Built in 1989, the 134 room hotel is located on approximately 3.5 acres on Montrose West Avenue at the intersection of Interstate Highway 77 and Route 18. The property consists of two two-story concrete block and brick buildings with an indoor swimming pool.

     The hotel is subject to a first mortgage with a balance of $3,489,046 as of December 31, 1998. The mortgage matures on September 1, 2008 with a remaining balance, assuming no prepayment, of approximately $2,841,229. The mortgage carries an interest rate of 8.09% per annum. Under the terms of the mortgage, the loan may not be prepaid in whole or in part subject to a prepayment penalty.

     The Company spent $57,543 on capital expenditures at the hotel in 1998. Such expenditures were financed from the replacement reserve. The capital expenditures for 1999 are anticipated to be approximately $75,000, and all expenditures will be paid from existing replacement reserves and working capital.


     Franchise Agreements

     The Company has entered into non-exclusive multi-year franchise, licensing or membership agreements, which allow the Company to utilize the franchise brand name of the franchiser or licensor for the Hotels. The Company believes that its relationships with nationally recognized franchisers provides significant benefits for its existing Hotels. The franchise agreements require the Company to pay annual fees, to maintain certain standards and to implement certain programs that require additional expenditures by the Company such as remodeling or redecorating. The payment of annual fees, which typically total from 8% to 12% of room revenues, covers royalties and the costs of marketing and reservation services provided by the franchisers. Franchise agreements, at their inception, generally provide for a term of 15 years and for an initial fee in addition to annual fees payable to the franchiser.

     The Company currently has franchise or membership relationships with Bass Hotels (Holiday Inn), Days Inn, Knights Inn, Best Western, Choice Hotels (Comfort Inn) and Red Roof. Franchise agreements may be terminated if, among other reasons, the Company breaches its obligations under the agreement, the hotel is not operated in the ordinary course of business or the Company becomes financially unstable. There can be no assurance that a desirable replacement could be available if any franchise agreements were to be terminated. Upon such termination with respect to the Company's Hotels, the Company would incur the costs of signage removal and other expenses, possible lost revenues and the costs incidental to establishing new associations. Through the Managed Hotels, the Company has additional relationships with other franchisers, including Howard Johnson, Ramada, Wingate and Radisson.


     Managed Hotels

     The Company operates the Managed Hotels pursuant to management agreements (the "Management Agreements") with the owners of such Managed Hotels. Managed Hotels are operated primarily under nationally-recognized brand names. Five Managed Hotels are non-franchised properties.

     The Company is responsible for all matters relating to the day-to-day operations of the Managed Hotels and is required to prepare an annual operating budget, use its reasonable best efforts to market the hotels and ensure compliance with the terms of applicable franchise agreements. The Company is also responsible for the retention and supervision of personnel, necessary for the operation of the hotel property. The Company has a contract with a third party for this purpose. See "Operations - Hotel Personnel."

     Under the terms of the Management Agreements, management fees are either a flat amount or are based on a fixed percentage of a property's total revenues, ranging from 3% to 5%, and/or incentive payments based upon net operating income. Additional fees are also generated from the rendering of accounting services. The Management Agreements generally have terms of one year to five years and are automatically renewed for successive similar terms, unless either party decides not to renew the same. Either party may terminate a Management Agreement for cause prior to a stated expiration date, except in the case of two Management Agreements which permit termination at any time without cause. Generally, the owner of a property has the right to terminate a Management Agreement upon sale of the Hotel to an unrelated third party, upon the payment of a termination fee to the Company.

     In 1998, the Company derived management fee income from a marketing joint venture with Summit Hotel Management Company, which was terminated in December 1998. The Company also derives management fee income through a management joint venture with DePalma Hotel Corporation of Dallas, which manages two Days Inn hotels in Florida.


     Operations

     The Company operates each Hotel according to a business plan specifically tailored to the characteristics of the Hotel and its market and employs centralized management, accounting and purchasing systems to enhance hotel operations, reduce the costs of goods, food and beverages and increase operating margins.

     Computerized Reporting Systems. The Company has a service agreement for a hotel property management information system with Computel Computer Systems, Inc. ("Computel"), a corporation wholly-owned by Messrs. Beck and Yeaggy. The agreement provides a computerized system that tracks all services provided by eight of the Hotels and enables the Company to monitor a broad spectrum of the operations of each Hotel covered by the system, including the occupancy and revenues of the Hotels. The agreement with Computel has a term of one year and automatically renews for successive terms of one year, unless one party notifies the other to the contrary at least three months prior to the termination date. Computel is paid a monthly fee of $275 per property for its basic property management software package and one computer terminal. Additional monthly fees are charged for additional terminals and add-on software for services such as guest messaging, call accounting interface, franchise central reservation interface and movie interface. On each annual renewal of the agreement, Computel is entitled to adjust its fees to the Company commensurate with the fees charged to other customers. During 1998, as a result of requirements of one of the Company's franchisors, the Company significantly decreased the number of Hotels utilizing the Computel system, thereby substantially decreasing the service fees to Computel.

     Hotel Personnel. The majority of the personnel at the Hotels is provided by Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly-owned by Messrs. Beck and Yeaggy, pursuant to an agreement with the Company. The agreement has a term of one year and automatically renews for successive one year terms, unless one party notifies the other to the contrary at least three months prior to the expiration date. The Company pays HELP the actual cost of the personnel provided to it to operate the Hotels plus an administrative fee of $8.15 per bi-monthly pay period per person provided.

     Employment and Other Governmental Regulation

     The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. Also, the Company and HELP are subject to laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The failure to obtain or retain liquor licenses or an increase in overall wage rates, employee benefit costs or other costs associated with employees, could adversely affect the Company. Under the Americans with Disabilities Act of 1990 (the "ADA") all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes the Hotels are substantially in compliance with these requirements, a determination that the Company is not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants. These and other such initiatives could adversely affect the Company.

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In connection with the ownership or operation of the Hotels, the Company may be potentially liable for any such costs. Although the Company is not currently aware of any material environmental claims pending or threatened against it, no assurance can be given that a material environmental claim will not be asserted against the Company or against the Company and the Hotels. The cost of defending against a claim of liability or of remediating a contaminated property could have a material adverse effect on the results of operations for the Company.

     Competition

     The lodging industry is highly competitive both in terms of geographic markets and market segmentation. The Hotels are in the market segments known generally as full service, limited service and economy hotels. The Company competes with other franchisers of Bass Hotels (Holiday Inn), Days Inn, Knights Inn, Best Western, Choice Hotels (Comfort Inn) and Red Roof within the geographic markets of the applicable Hotels and operators of other similar service type hotels. The Managed Hotels cover the spectrum of market segments and include economy, limited service, full service mid-market hotels and higher rated luxury properties. Like the Company's Hotels, the Managed Hotels compete, within their geographical markets, with other properties under the same franchise names, with properties operating under other franchise names and with independent operators. Several owners/managers of multiple hotel properties are larger than the Company and have greater financial and other resources and better access to the capital markets than the Company. Performance of the hotel industry has been cyclical and is affected by general economic conditions and by the local economy where each hotel is located. In addition, to remain competitive, hotels must be periodically renovated and modernized in order to compete with newer or more recently renovated facilities. Furthermore, shifts in demographics or other local market changes can reduce the economic returns from a hotel.

     Employees

     As of December 31, 1998, approximately twenty full-time employees and one part-time employee of the Company were engaged in management, business operations and administration of its hospitality business. In addition, at that date approximately 1100 individuals employed by HELP provided services at the Hotels under a service agreement between HELP and the Company. See "The Hospitality Business--Operations."

     Growth Strategy

     Management of the Company intends to pursue a program of expanding its business of the management and/or acquisition of hotels, recreation, resorts, entertainment or other related entities through the marketing of its services to the owners of properties not owned by the Company and through the acquisition of properties either by itself or with other investors. The Company is engaged in a marketing program to expand selectively the number of hotels that it manages. Since entering the hospitality business in April 1997, and prior to December 31, 1998, the Company increased its number of Managed Hotels by ten. The Company also continues to review possible acquisitions of hospitality properties. There can be no assurance that the Company will be successful in pursuing its growth strategy due to the highly competitive nature of the market and current limitations on the Company's ability to raise capital through the issuance of Common Stock and certain types of preferred stock. See "Risk Factor--Competition"; and -- "Possible Need for Additional Financing" and
"Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."


     Public Service

     The Company has signed a one-year agreement with America Responds With Love, Inc. ("America Responds") under which it provides lodging at no charge at a number of its Hotels. While this program will from time to time increase the Company's costs of operation without a corresponding increase in revenues, management believes that the impact upon profitability will be immaterial, and regards its participation in the program as a marketing opportunity. The Company has the right to cancel this agreement at any time with notice to America Responds.

     Investment Policies

     Generally. The Company's business is the management and/or acquisition of hotels, recreation, entertainment or other related entities that the Company believes may benefit from the Company's management expertise.

     Investments in Real Estate or Interests in Real Estate. Investments in properties may include the acquisition and redevelopment of existing properties, the acquisition of existing properties in concert with a third party, acquisition of existing new management contracts related to hospitality, recreation, health care or entertainment properties or, in circumstances the Company deems potentially advantageous, the acquisition of unimproved property and the subsequent development or sale of such property.

     There is no limitation on the percentage of the Company's assets that may be invested in any one investment or in any one type of investment, including the geographic location or distribution of such investments. The Company however, intends to acquire properties and obtain management contracts that will eventually put it in all large market cities in the United States. The Company may also seek to acquire resort properties outside of the United States. The Company's investment policy may be changed without a vote of the Company's security holders. The primary purpose of the Company's acquisition and investment policy is to acquire assets that will provide income to the Company. Capital gains related to the disposition of assets held by the Company is a secondary consideration.

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

     Investment in Real Estate Mortgages. The Company does not, within its core business, intend to invest in real estate mortgages, except as ancillary to the acquisition of other assets. It is not the Company's intention to service or to warehouse real estate mortgages, nor is it the Company's intention to invest in real estate mortgages as a passive investor in such investments. In 1997, the Company acquired a mortgage on the Holiday Inn Express, Juno Beach, Florida and on the KOA Campground in Kissimmee, Florida. Effective January 1, 1999, the Company acquired the Juno Beach property. As of December 31, 1998, the balance on the Kissimmee mortgage was $3,417,006.

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

     A principal objective of the Plan disclosed in the Second Amended and Restated Disclosure Statement of McLean Industries, Inc., First Colony Farms, Inc., United States Lines and United States Lines (S.A.), Inc. dated February 23, 1989 (the "Disclosure Statement") was the preservation and maximization of substantial net operating loss carryforwards ("NOLs") of U.S. Lines (S.A.) for federal income tax purposes. The Plan designed the Company's post-reorganization capital structure in order to comply with the net operating loss provisions of the Internal Revenue Code of 1986, as amended (the "Code"), and to ensure that at least one half of the common stock of Janus was owned by creditors whose claims were "old and cold". The term "Net NOLs" means the amount of NOLs of U.S. Lines and U.S. Lines (S.A.) for federal income tax purposes adjusted to reflect reductions and related adjustments required under Code ss.382(1)(5), but subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Code ss.382, the application of Code ss.ss.269 and 384, and the consolidated return regulations under Code ss.1502. See "The Net operating Loss Carryforwards--Application of Code ss.382 Under the Chapter 11 Reorganization". Management of the Company believes that after taking into account these reductions and related adjustments, the NOLs currently are at least $500 million.

     The Reorganization Trust

     The Reorganization Trust was created by the Plan for the purpose of resolving the disputed claims of former unsecured creditors of U.S. Lines and U.S. Lines (S.A.), marshalling the remaining assets of U.S. Lines and U.S. Lines (S.A.), such as claims against third parties, and acting as the disbursing agent for distribution to the former creditors. The trustee of the Reorganization Trust is John T. Paulyson, who has been employed by the Reorganization Trust since its inception.

     The Reorganization Trust was issued stock by both Janus and JI Subsidiary which was intended by the Plan to be distributed to the former creditors of U.S. Lines and U.S. Lines (S.A.) as their claims were resolved. Five million shares of the Company's Common Stock was originally issued to the Reorganization Trust, all ultimately to be distributed to allowed creditors of U.S. Lines. As of December 31, 1998, 4,191,170 shares have been distributed by the Reorganization Trust to former creditors.

     The balance of 808,803 shares includes a fixed reserve of 352,850 shares of Common Stock established by order of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") for the benefit of more than 14,673 individuals who have asserted asbestos-related and other late-manifesting personal injury claims. The resolution of these claims (and any future late-manifesting asbestos and other personal injury claims) is delayed, in part, by a dispute between the Reorganization Trust and the insurance carriers of U.S. Lines over certain aspects of insurance coverage. This dispute has no impact upon the Company other than delaying identification of individual shareholders and prolonging the activities of the Reorganization Trust.

     The Trust Agreement provides for the Reorganization Trust to make contributions to Janus and JI Subsidiary from time to time of cash on hand that exceeds its projected liabilities and administrative requirements. Such contributions are to be made 90% to Janus and 10% to JI Subsidiary. The Company did not receive a contribution from the Trust in 1998. Through December 31, 1997, an aggregate of approximately $15 million was transferred by the
Reorganization   Trust  to  the  Company.  No  additional   transfers  from  the
Reorganization Trust are anticipated until there is a resolution of the insurance coverage issues.

     As of December 31, 1998, the Reorganization Trust reported total cash and cash equivalents of $4,059,054 of which $1,699,732 was identified as "restricted funds". While there is no objective formula to determine the extent to which the Reorganization Trust assets exceed projected liabilities and administrative requirements, management of the Company believes that more monies may ultimately be available for contribution to the Company and JI Subsidiary by the
Reorganization Trust. The principal unknown variable that could cause substantial depletion of the unrestricted available cash and cash equivalents is the remaining period of Reorganization Trust activity and the amount of professional fees necessary to resolve outstanding claims, particularly, any asbestos or other late-manifesting personal injury claims. No assurance can be given, nor is any assurance intended, that additional cash will become available to the Company from the Reorganization Trust or the amount of such additional cash, if any.

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

     As used herein, unless otherwise defined or modified, the term "Gross NOLs" means the total NOLs reported to the Internal Revenue Service on the federal income tax returns of U.S. Lines and U.S. Lines (S.A.) (collectively, the "U.S. Lines Group"), including any filed amended returns, before the application of any reductions and related adjustments described in the following paragraphs under this heading "The Net Operating Loss Carryforwards". Based on its federal income tax returns for 1985 through 1997, Janus reported cumulative Gross NOLs of approximately $970,000,000. Under Code ss.172(b) as in effect during the relevant years, unused NOLs expire after fifteen taxable years from the taxable year of a loss. Therefore, material amounts of these Gross NOLs will expire beginning in 1999 (approximately $122,000,00 in 1999, approximately $623,000,000 in 2000, approximately $201,000,000 in 2001, approximately $9,000,000 in 2002 and smaller amounts in later years).

     After taking into account the reorganization of the U.S. Lines Group pursuant to the Plan (especially because of the reductions and related adjustments imposed by Code ss.382(l)(5)), as described in more detail in this section "The Net Operating Loss Carryforwards", management of the Company believes the Net NOLs are currently at least $500 million, although no assurance can be given that the Company will be able to utilize these NOLs. The Net NOLs may be affected by Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Code ss.382, the application of Code ss.ss.269 and 384, and the consolidated return regulations under Code ss.1502, which are described below in this section.

     Cancellation of Debt Income. Under the Plan, as described in the Disclosure Statement, unsecured indebtedness of the U.S. Lines Group with an aggregate face amount of approximately $1 billion to $1.35 billion was canceled. The Code provides that if a taxpayer is the subject of a bankruptcy case and the cancellation of indebtedness ("COD") is pursuant to a plan approved by the Bankruptcy Court, the amount canceled is not required to be included in gross income. Instead, if the creditors receive cash or property other than stock of the debtor, any amounts so excluded from gross income reduce prescribed tax attributes of the debtor, including NOLs and the bases of the assets of the debtor, in a specified order of priority beginning with NOLs.

     Provided two "de minimis" requirements were satisfied, if a debtor in bankruptcy satisfied its debt by issuing its own stock prior to the effective date of the Revenue Reconciliation Act of 1993, the debtor generally did not recognize COD income nor did it suffer NOL reduction. To satisfy these two de minimis requirements former Code ss.108(e)(8) required that (i) a creditor must have received more than nominal or token shares, and (ii) with respect to any unsecured creditor, the ratio of the value of the stock received by the unsecured creditor to the amount of its indebtedness canceled or exchanged for the stock must not have been less than 50% of a similar ratio computed for all unsecured creditors participating in the restructuring. Both U.S. Lines and U.S. Lines (S.A.) issued stock to their respective unsecured creditors to minimize any COD. Because the Reorganization Trust represented and acted on behalf of the creditors of both U.S. Lines and U.S. Lines (S.A.), stock of both entities was issued to the Reorganization Trust in order to settle claims of creditors of both entities.

     Code ss.382 in General. If a corporation undergoes an "ownership change", Code ss.382 limits the corporation's right to use its NOLs each year to an annual percentage (based on the federal long-term tax-exempt rate) of the fair market value of the corporation at the time of the ownership change (the
"Section 382 Limitation"). If an ownership change under Code ss.382 is triggered, a corporation may also be restricted from utilizing certain built-in losses and built-in deductions recognized during a five-year recognition period after the ownership change.

     Application of Code ss.382 Under the Chapter 11 Reorganization. Management does not believe that the U.S. Lines Group was subject to the Section 382 Limitation because although a 50% ownership change was expected to occur as a result of the transfer of stock of Janus and JI Subsidiary to the Reorganization Trust for the benefit of the former unsecured creditors, an exception under Code ss.382(l)(5) is believed to have applied as described as follows. Code ss.382(l)(5) provides that the Section 382 Limitation will not apply to a loss corporation if (1) the corporation, immediately before the ownership change, is under the jurisdiction of a court in a United States Code Title 11 or similar case, and (2) the shareholders and creditors of the old corporation own at least 50% of the total voting power and value of the stock of the corporation after the "ownership change" as a result of being shareholders and creditors before the change. Stock transferred to such creditors counts only if it is transferred with respect to "old and cold" indebtedness (as defined above). The debtor company U.S. Lines requested a private letter ruling from the Internal Revenue Service to the effect that if a corporation or other entity held indebtedness of U.S. Lines that was otherwise "old and cold", the indebtedness would not lose its characterization as "old and cold" as a result of changes in ownership of the corporation or entity. Such a ruling was issued on December 22, 1989 (the "IRS Ruling"). The IRS Ruling also held that the ownership change of U.S. Lines was covered by Code ss.382(l)(5) and therefore the Section 382 Limitation was not triggered as a result of the owner shift associated with the reorganization.

     Consistent with the IRS Ruling, the Company's management believes that Code ss.382(l)(5) applied to the transfer of Janus stock to the U.S. Lines creditors and JI Subsidiary's stock to the U.S. Lines (S.A.) creditors. Under former Code ss. 382(l)(5)(C), although the Section 382 Limitation does not apply, the Gross NOLs originally available to the U.S. Lines Group must nevertheless be reduced by Janus and JI Subsidiary to the extent of 50% of the COD income not taken into account by virtue of the stock for debt exception of former Code ss.108(e)(10)(B) (see "Cancellation of Debt Income", above in this section). Based on a review of its accounting and tax records related to this unrecognized COD income conducted by the Company's management with the assistance of outside tax professionals, the Company's management believes that its Gross NOLs must be reduced and adjusted under former Code ss.382(l)(5)(C) in an amount of approximately $450,000,000. While management of the Company believes it has a reasonable basis for this calculation, no assurance can be provided that the Internal Revenue Service would agree with the Company's analysis. After taking into account these reductions and related adjustments to the Gross NOLs, management of the Company believes that the Net NOLs were, at December 31, 1998, approximately $500 million, subject to Internal Revenue Service audits, subsequent changes in the ownership of the Company and effects under Code ss.382, the application of Code ss.ss.269 and 384, and the consolidated return regulations under Code ss.1502, which are described below in this section.

     Code ss.382 and Subsequent Events and Investors. After the issuance of Common Stock in the acquisitions completed by the Company in 1997, management of the Company believes that the Company's current cumulative ownership shift under Code ss.382 is only a few percentage points short of a 50 percentage point ownership change. If a future ownership change under Code ss.382 were triggered, the Company would be allowed to use its NOLs only up to the amount of its
Section 382 Limitation on an annual basis. More specifically, this annual amount would equal the fair market value of the Company at the time of the ownership change multiplied by the federal long-term tax-exempt rate. Janus has taken certain steps to monitor any further transfers of Common Stock by its 5-percent shareholders and further issuances or redemptions of Common Stock. Because Code ss.382 tests whether a 50 percentage point ownership change has occurred over a three-year testing period, Janus' capacity to issue more Common Stock through April 2000 will be severely curtailed.

     Certain Transferability Restrictions. In accordance with authority granted by the Company's Restated Certificate of Incorporation, as amended, the Company has imposed certain transferability restrictions upon Daewoo Corporation, Mitsubishi Corporation, General Electric Capital Corporation and The Prudential Insurance Company of America, each of whom is presently a 5-percent shareholder for purposes of Code ss.382. These restrictions provide that until April 24, 2001, the specified shareholders shall be prohibited from transferring, in any manner, any shares of Common Stock, without the consent of the Company's Board of Directors. The Company shall have no obligation to consent to a transfer unless it shall have received an opinion of legal counsel acceptable to the Company to the effect that the transfer does not give rise to an "ownership change" under Code ss.382 or otherwise affect the availability to the Company of its NOLs and any other applicable tax attributes for Federal income tax purposes. In addition to such imposed transferability restrictions, Messrs. Beck and Yeaggy have agreed to equivalent transferability restrictions.

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

     Effect of Code ss.384. Congress adopted Code ss.384 in 1987 to prevent a loss corporation from using its pre-acquisition NOLs and net built-in losses against any net built-in gains of a corporation the control of which (utilizing an 80% test of Code ss.1504(a)(2)) is acquired by the loss corporation or whose assets are acquired by the loss corporation in certain types of reorganizations. The limitation of Code ss.384 applies to built-in gains recognized within the five-year recognition period after the acquisition date. Code ss.384 will prevent Janus from utilizing its NOLs against built-in gains recognized by any acquired companies (assuming the control test is met) within five years of the acquisition date, including Janus' recent entry into the hotel business. Any future acquisitions by Janus will need to be analyzed for the impact that Code ss.384 may have on the utilization of Janus' NOLs against any recognized built-in gains. The interaction of the five-year rule of Code ss.384 with the impending expiration of most of the NOLs of Janus under the general rule of Code ss.172 reduces the possible tax benefit Janus can expect from its NOLs.

     Effect of Code ss.269. Code ss.269(a) provides that if:

          (1) any person or persons acquire ... directly or indirectly, control of a corporation, or

          (2) any corporation acquires ..., directly or indirectly, property of another corporation, ... the basis of which property, in the hands of the acquiring corporation, is determined by reference to the basis in the hands of the transferor corporation, and the principal purpose of such acquisition was the evasion or avoidance of Federal income tax by securing the benefit of a deduction, credit, or other allowance that such person or corporation would not otherwise enjoy, then the Internal Revenue Service may disallow such deduction, credit, or other allowance. The Disclosure Statement states that Code ss.269 should not apply to the transactions provided for under the Plan. The Disclosure Statement points out that the creditors' receipt of Common Stock of the Company was a direct consequence of their having extended credit to the debtor U.S. Lines. This credit was not extended to achieve control of the debtor in bankruptcy and thus avoid or evade federal income tax.


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

Conflicts of Interest

     While under the terms of their employment agreements with the Company, Messrs. Beck and Yeaggy are prohibited from acquiring additional interests in hotels or hotel management companies while they serve as officers of the Company, their present independent businesses give rise to the possibility of conflicts of interest.

     The Company relies upon Computel and HELP, which are wholly-owned by Messrs. Beck and Yeaggy, for administrative and personnel services at the Hotels.

     Messrs. Beck and Yeaggy beneficially held a mortgage on the Owned Hotel Days Inn Pompano Beach.

     Conflicts may arise between the Company and Messrs. Beck and Yeaggy in connection with the exercise of any rights or the conduct of any negotiations to extend, renew, terminate or amend the agreements between each of Computel and HELP and the Company, the mortgage on the Days Inn Pompano Beach or the subleases for the offices occupied by the Company in Boca Raton and Cincinnati which are sublet from an affiliate of Messrs. Beck and Yeaggy. Conflicts may also arise between the Company and Messrs. Beck and Yeaggy in connection with certain mortgage indebtedness of the Company that is personally guaranteed by Messrs. Beck and Yeaggy, or in connection with the exercise by the Company of its rights with respect to a mortgage note and related mortgage on the KOA Campground in Kissimmee, Florida, which is owned by Messrs. Beck and Yeaggy.

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

     Ownership of Hotel Real Estate

     The Company currently owns seventeen hotels. Accordingly, the Company is subject to the risks associated with the ownership of real estate. These risks include, among others, changes in national, regional and local economies, changes in real estate market conditions, changes in the costs, terms and availability of credit, the potential for uninsured casualty or other losses and changes in or enactment of new laws or regulations affecting real estate. Many of these risks are beyond the control of the Company. Real estate is generally illiquid which could result in limitations on the ability of the Company to sell any one or more Owned Hotels if business conditions so required.

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

     Irregular Trading Market

     The actual "float" of shares available for sale in the market is approximately 23% of the 8,691,735 shares outstanding as of December 31, 1998. Approximately 5,658,060 shares, comprised of 3,799,999 shares held by Messrs. Beck and Yeaggy and their affiliate and 1,858,061 shares held by five percent shareholders for purposes of the NOL preservation rules, are subject to
transferability   restrictions   until  April  24,  2001.  See  "Description  of
Business--The Net Operating Loss Carryforwards--Certain Transferability Restrictions." In addition, as of December 31, 1998, 808,830 shares were still held by the Reorganization Trust for the benefit of former unsecured creditors of U.S. Lines. See "Description of Business--The Reorganization Trust." Moreover, among the approximately 4,000 holders of record of the Common Stock there are numerous holders of very small numbers of shares.

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

     Dividends Unlikely

     Since reorganization, the Company has never declared or paid dividends on the Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors. In addition, the Company may not pay any dividends on the Common Stock unless dividends on the outstanding preferred stock are current. The Company presently has 16,788.08 shares of preferred stock outstanding with an annual dividend expense of $1,259,106. The Company was current in the payment of dividends on the preferred stock as of December 31, 1998.

     Seasonality; Quarterly Fluctuations

     The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the revenues of the Company. Quarterly earnings may also be adversely affected by events beyond the Company's control, such as extreme weather conditions, economic factors and other considerations affecting travel. However, the Company is working on gaining ownership and management agreements in various geographic areas throughout the United States, where the "busy" seasons are during the less "busy" seasons of the Company's currently owned and managed hotels, thereby lessening the seasonality affect of the Company's net income.

Item 2.           Description of Property.

     The Company conducts its corporate and business operations activities from offices in Cincinnati, Ohio and Boca Raton, Florida. The Company occupies 4,300 square feet of office space in Cincinnati, Ohio under a sublease, which terminates in April 2000 and occupies 2,200 square feet of office space Boca Raton, Florida under a sublease, which terminates in April 1999. Both subleases are from an affiliate of Messrs. Beck and Yeaggy.

     See "Description of Business--The Hospitality Business" for a description of the properties that are owned and operated by the Company.

Item 3.           Legal Proceedings.

     The Company is not involved in any material legal proceedings.



                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

     Holders:

     As of March 10, 1999, there were approximately 3,907 holders of record of the Company's Common Stock.

     Dividends:

     Since reorganization the Company has never declared or paid dividends on its Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors.

     Market Information:

     Quotation of the Common Stock on the Nasdaq Stock Market SmallCap Market (symbol: JAGI) commenced on January 22, 1998. The Company is not aware that there were any publicly available quotations of the Common Stock in the over-the-counter market prior to January 22, 1998.

     The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Common Stock as reported by Nasday SmallCap.

                                                              High              Low
                  January 22, 1998-March 31, 1998             $7.00             $3.00
                  Quarter ended June 30, 1998                 $6.00             $3.50
                  Quarter ended September 30, 1998            $5.00             $2.4375
                  Quarter ended December 31, 1998             $5.00             $1.8125

Item 6.           Management's Discussion and Analysis of Plan of Operation

Overview

Year Ended December 31, 1998 Compared To Year Ended December 31, 1997

     Historical and Pro forma Results of Operations

     The acquisition of the assets from Messrs. Beck and Yeaggy in April 1997 (the "Beck-Yeaggy Group") and the acquisition of the Cornerstone Group in August 1998, were accounted for as purchases. Accordingly, the Company's historical results of operations for the years ended December 31, 1998 and 1997 included the results of operations of the Beck-Yeaggy Group and the Cornerstone Group subsequent to their effective dates of acquisition for accounting purposes. For that reason, the Company's historical results of operations for the year ended December 31, 1998 are not directly comparable to those for 1997.

     The Company had a net income of $1,887,241 for 1998 compared to a net loss of $562,744 in 1997. Included in the net loss for 1997 was a loss from discontinued oil and gas services operations of Pre-Tek of $986,709. The 1998 net income included income from disposal of $136,186. As discussed in Notes 1 and 9 of the Notes to Consolidated Financial Statements elsewhere herein, the Company adopted a plan to discontinue and dispose of Pre-Tek's operations in December 1997. Accordingly, the results of operations of Pre-Tek in 1997 and the estimated loss to be incurred in connection with the disposal have been classified as separate components of discontinued operations in the consolidated statements of operations. The loss from discontinued operations of $986,709 in 1997 was comprised of the loss from Pre-Tek operations of $349,353, the write-off of remaining goodwill related to Pre-Tek of $801,356, a provision for the estimated loss to be incurred from January 1, 1998 through March 31, 1998 of $150,000 and the estimated loss on sale of the remaining net assets of Pre-Tek of $15,000, net of the applicable credit for income taxes of $329,000. The sale of Pre-Tek was finalized on March 31, 1998 and the remaining balance of the accrual totaling $136,186 was reduced to $0.

     The continuing operations of the Company are comprised primarily of the operations and management of the Hotels. To present more comparable information related to continued continuing operations, the discussion of results of operations will relate to the Company's unaudited pro forma combined results of continuing operations for the years ended December 31, 1998 and 1997. Pro forma statements of continuing operations are included in Note 3 of the Notes to Consolidated Financial Statements.

     The unaudited pro forma operating information included in Note 3 of the consolidated Financial Statements is based on the assumptions and adjustments described in the Note and below which management believes are reasonable. The unaudited pro forma combined information does not purport to represent what the combined results of operations actually would have been if the acquisitions of the Beck-Yeaggy Group and the Cornerstone Hotel Group had occurred as of January 1, 1997 instead of the actual date of consummation, or what the financial position and results of operations would be for any future periods. The unaudited pro forma combined information should be read in conjunction with the audited historical financial statements of Janus and its subsidiaries included elsewhere herein.

     In addition to combining the historical results of continuing operations of the Company and the historical pre-acquisition results of operations of the Beck-Yeaggy Group and the Cornerstone Hotel Group for the periods from January 1, 1998 to April 30, 1998 and January 1, 1997 to December 31, 1997 as if the acquisition had been consummated on January 1, 1997. Adjustments were made for depreciation of property and equipment based on the fair values of assets acquired; the amortization of goodwill; the net effects of changes to compensation and related expenses based on revised lease agreements and expense sharing arrangements with a related party and revised employment agreement and the issuance of shares of preferred and common stock (net of shares returned) as part of the consideration for the acquisition. The provision for income taxes is based upon pro forma income from continuing operations and the statutory Federal and state rates.

     The pro forma combined income from continuing operations of the Company was $2,264,738 for the year ended December 31, 1998, as compared to net income of $1,533,140 for the year ended December 31, 1997. The increase in income was primarily the result of decreases in compensation expense, an increase in hotel revenues, other income, interest income and tax refunds from prior years that were received in 1998.

     Room and related services revenue increased $561,876 to $28,856,963 in 1998. The increase was attributable primarily to an increase in room rates from Owned Hotels. The average rate increased from $60.42 in 1997 to $62.19 for 1998 as occupancy remained stable in 1998 at 65%.

     Food and beverage revenues are principally a function of the number of guests who stay at each Owned Hotel, local walk-in business and catering sales. The $231,745 increase in food and beverage sales from $10,453,513 for the year ended December 31, 1997 to $10,685,258 for the comparable period in 1998 is related to the increased banquet activity at the Company's four full-service hotels and increases in menu pricing.

     Management fee income increased from $921,217 in 1997 to $1,754,610 in 1998 as a result of the addition of new management contracts and the termination of a joint marketing venture.

     Other hotel related revenues increased for the year ended December 31, 1998 from $715,768 in 1997 to $762,202. The increase resulted from banquet room rental and additional service charges from banquets.

     Direct hotel operating expenses decreased by $315,136 from $18,680,666 in 1997 to $18,365,530 in 1998. Direct room and related services and food and beverage costs decreased as a result of decreased payroll costs and the elimination of contracted cleaning services.

     Occupancy and other operating expenses remained stable in 1998.

     Selling, general and administrative expenses increased by $559,908 to $7,656,220 in 1998 from $7,096,312 in 1997 as a result of professional fees incurred for tax consultation, commissions for management contracts and shareholder services costs. In addition, legal costs were incurred and expensed for a potential acquisition transaction which was abandoned.

     Depreciation increased by $210,873 in 1998 from $3,183,773 in 1997. The increase was attributable to a full year of depreciation on 1997 furniture and fixture additions and a half year on 1998 furniture and fixture additions.

     Interest income increased $279,083 to $1,137,506 in 1998 from $858,423 in 1997 as a result of funds invested over the same period in the prior year and interest received on a federal income tax refund.

     Interest expense decreased from $5,387,595 in 1997 to $5,340,201. The decrease was attributable to principal amortization which offset interest rate increases on variable debt.

     Minority interest increased from $17,048 in 1997 to $84,992 in 1998 as net income from the Kings Dominion partnership in 1998 exceeded the net income from the partnership in 1997.

Liquidity and Capital Resources

     The following discussion reflects the liquidity and capital resources of the Company after giving effect to the transaction with affiliates of Messrs. Beck and Yeaggy which closed effective January 1, 1999. The Company's principal sources of liquidity are cash on hand (including escrow deposits and replacement reserve), cash from operations, earnings on invested cash and, when required, principally in connection with acquisitions, borrowings (consisting primarily of loans secured by mortgages on real property owned or to be acquired by the Company). The Company's continuing operations are funded through cash generated from its hotel operations. Acquisitions of hotels are expected to be financed through a combination of cash on hand, internally generated cash, issuance of equity securities and borrowings, some of which is likely to be secured by assets of the Company. The Company has no committed lines of credit and there can be no assurance that credit will be available to the Company or if available that such credit will be available on terms and in amounts satisfactory to the Company. The ability of the Company to issue its common or preferred stock is materially restricted by the requirements of the Code if the Company wishes to preserve its NOLs. See "Description of Business--The Net Operating Loss Carryforwards" and "Risk Factors--Net Operating Loss Carryforwards."

     Historical Changes in Liquidity and Capital Resources

     Total assets increased from $61,404,126 at December 31, 1997 to $108,683,792 at December 31, 1998. The increase in total assets was the result of the acquisition of the Cornerstone Hotel Group described in Note 3 of the Consolidated Financial Statements.

     Accounts receivable, property and equipment, other current assets, goodwill, notes receivable, other assets, accounts payable, accrued expenses, long-term debt, paid-in-capital, preferred stock and common stock all increased as a result of the acquisitions. The increase in cash and cash equivalents from $11,191,481 in 1997 to $12,383,741 in 1998 is attributable to operations.

     At December 31, 1998 the Company had $12,383,741 in cash and cash equivalents.

     During the year ended December 31, 1998, the Company and its predecessors invested approximately $1,446,100 in capital improvements in connection with the Owned Hotels. The Company plans to spend an additional $3,100,000 on such capital improvements during the year ending December 31, 1999, of which $1,922,000 remains from the original product improvement plan which the Company agreed to in connection with the acquisition of the Cornerstone Hotel Group and is currently reserved.

     Capital for improvements to Owned Hotels has been and is expected to be provided by a combination of internally generated cash, reserve replacement accounts and, if necessary and available, borrowings. The Company expects to spend annually approximately 4% to 5% of revenues from Owned Hotels for ongoing capital expenditures in each year. The additional anticipated improvements in excess of the 4% to 5% are necessary to enhance the competitive position of the properties. The additional expenditures are mainly a result of the costs for new facilities at Holiday Inn Independence, Holiday Inn North Canton and Holiday Inn Hudson.

     The Company maintains a number of commercial banking relationships but does not currently have any committed lines of credit. The Company is in active negotiations with lending institutions that might extend credit facilities to the Company for capital purposes including capital that might be required for the acquisition of additional hotels or management contracts. There can be no assurance such negotiations will be successful.

     The Company anticipates that it will be able to secure the capital required to pursue its acquisition program through a combination of borrowing, internally generated cash and utilization of its common and/or preferred stock to the extent such utilization does not jeopardize the Company's NOLs. See "Description of Business--The Net Operating Loss Carryforwards" and "Risk Factors--Net Operating Loss Carryforwards". There can be no assurance however that the Company will be able to negotiate sufficient borrowings to accomplish its acquisition program on terms and conditions acceptable to the Company. Further, any such borrowings may contain covenants that impose limitations on the Company that could constrain or prohibit the Company from making additional acquisitions as well as its ability to pay dividends or to make other distributions, incur additional indebtedness or obligations or to enter into other transactions that the Company may deem beneficial. Additionally, factors outside of the Company's control could affect its ability to secure additional funds on terms acceptable to the Company. Those factors include, without limitation, any increase in the rate of inflation and/or interest rates, localized or general economic dislocations, an economic down-turn and regulatory changes constricting the availability of credit.

     The Company's long-term debt at December 31, 1998 totals $63,266,387. Mortgage debt totals $63,143,341, which consists of $54,320,332 in fixed rate, fully self-amortizing mortgage loans and $8,823,009 in adjustable rate (3-5 year adjustment period) mortgage loans. Such adjustable rate loans have maturity dates ranging from August 1999 to April 2006. Interest rates on mortgage debt range from 8.09% to 9.75% with a weighted average interest rate of 8.4% effective at December 31, 1998. The approximate scheduled repayments of principal on the long-term debt of the Company for the next five years are: 1999 -- $2,683,504; 2000 -- $1,249,451; 2001 -- $1,345,978; 2002 -- $1,422,554; 2003
-- $1,551,169. Management of the Company currently believes that the cash flow from the Company's hotel operations will be sufficient to make the required amortization payments. Balloon payments required to be made at the maturity of the non-self-amortizing loans are expected to be made from cash on hand at the time or from the proceeds of refinancing. There can be no assurance that the Company will be able to obtain financing, or financing on terms satisfactory to it.

     The Company has benefited and continues to benefit as the recipient of moneys disbursed by the Reorganization Trust as the Reorganization Trust accumulates moneys in excess of its reasonably required reserves and projected operating expenses. During 1997, the Company received $7,491,020 in contributions from the Reorganization Trust. While there is no objective formula to determine the extent to which Reorganization Trust assets exceed projected liabilities and administrative requirements thereby making additional cash available for contribution to the Company, management of the Company believes that there will be no further contributions. This belief is based upon the decrease of the Reorganization Trust's administrative expenses through reductions in personnel and office space, which is related to the decreasing volume of unsettled claims of former unsecured creditors of U.S. Lines and U.S. Lines (S.A.). The amount of excess cash available for contribution to the Company will be dependent upon the remaining duration of Reorganization Trust activity necessary to resolve outstanding claims, particularly the asbestos and other late- manifesting personal injury claims, and the amount of professional fees associated with this activity. Accordingly, no assurance can be given as to the amount or timing of additional contributions from the Reorganization Trust, if in fact there are any additional contributions.

     Demand at many of the hotels is affected by seasonal patterns. Demand for hotel rooms in the industry generally tends to be lower during the first and fourth quarters and higher in the second and third quarters. Accordingly, the Company's revenues reflect this seasonality.

Inflation

     Although inflation has been relatively stable over the past two years and has not had any discernible effect on the Company's operations, an increase in the inflation rate could have a negative effect on the Company's ability to secure additional capital under terms and conditions acceptable to the Company or refinance indebtedness secured by the Owned Hotels. Increase in the rate of inflation could materially adversely affect the ability of the Company to expand its operations through the acquisition of Owned Hotels.

Year 2000 Issues

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has initiated an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using the two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company anticipates completing this work by September 30, 1999. The Company is also in the process of working with each of its property general managers to complete a plan in order to ensure that all of the computerized operations of the Hotels for the year 2000 run properly. All Hotels will have a Year 2000 test prior to September 30, 1999 to ensure that the Year 2000 does not cause any significant problems with the Hotels' ability to rent rooms.

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

                                    PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.


     The material contained in "Election of Directors" and in "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 21, 1999 is hereby incorporated by reference.

Item 10.         Executive Compensation.

     The material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 21, 1999 is hereby incorporated by reference.

Item 11.         Security Ownership of Certain Beneficial Owners and Management.

     The material contained in "Voting Securities and Principal Holders Thereof" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 21, 1999 is hereby incorporated by reference.

Item 12.         Certain Relationships and Related Transactions.

     The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 21, 1999 is hereby incorporated by reference.

                                     PART IV

Item 13.             Exhibits, Lists and Reports on Form 8-K.

         (a) Exhibits: The exhibits listed in the accompanying index are filed as part of this report.

Exhibit No.          Description
3.1                  Restated Certificate of Incorporation,  as amended,
                     incorporated by reference to Exhibit 3.1 to Form 10-QSB of the Company for the quarter ended September 30, 1997.

3.2                  By-Laws  incorporated  by reference  to Exhibit 3.2 to Form
                     10-SB of the Company filed with the Securities and Exchange
                     Commission on June 24, 1997.

3.3                  Certificate of Amendment to Certificate of Designation.

10.1                 Employment  Agreement  with James E. Bishop  dated April 4,
                     1997  incorporated  by  reference to Exhibit 10.1 to Form
                     10-SB of the Company filed with the Securities and Exchange
                     Commission on June 24, 1997.

10.3                 Employment  Agreement  with Louis S. Beck dated  April 24,
                     1997 incorporated by reference to Exhibit 10.3 to Form
                     10-SB of the Company filed with the Securities and Exchange
                     Commission on June 24, 1997.

10.4                 Employment Agreement  with Harry G. Yeaggy  dated April 24,
                     1997  incorporated  by reference to Exhibit 10.4 to Form
                     10-SB of the Company filed with the Securities and Exchange
                     Commission on June 24, 1997.

10.5                 Employment Agreement with Michael M. Nanosky dated April
                     24, 1997  incorporated by reference to Exhibit 10.5 to Form
                     10-SB of the Company filed with the Securities and Exchange
                     Commission on June 24, 1997.

10.6                 1996 Stock Option Plan incorporated by reference to Exhibit
                     10.6 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

10.7                 Stock Option Agreement incorporated by reference to Exhibit
                     10.7 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

10.9                 Investor Agreement  incorporated by reference to Exhibit
                     10.9 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

10.11                Client Service  Agreement  between  Hospitality  Employee
                     Leasing Program, Inc. and the Company incorporated by reference to Exhibit 10.11 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June
                     24, 1997.


10.12                Product Lease and Service Agreement between Computel
                     Systems, Inc. and the Company incorporated by reference to Exhibit 10.12 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

10.13 Sublease Agreement between Beck Hospitality Inc. III and the Company (Cincinnati premises) incorporated by reference to Exhibit 10.13 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June
                     24, 1997.

10.14 Sublease Agreement between Beck Hospitality Inc. III and the Company (Boca Raton premises) incorporated by reference to Exhibit 10.14 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

10.16                Partnership   Agreement  of  Kings  Dominion  Lodge,   G.P.
                     incorporated by reference to Exhibit 10.16 to Form 10-SB of
                     the  Company  filed  with  the   Securities   and  Exchange
                     Commission on June 24, 1997.

10.20                Consulting  Agreement  by and  between  the Company and The
                     Cornerstone  Company  incorporated  by reference to Exhibit
                     10.20 to Form 10-QSB for the quarter ended June 30, 1998.

10.21                Purchase and Sale Agreement  between  Galburton  Inn,  Inc.
                     and the Company incorporated by reference to Exhibit 10.21 to Form 10-QSB for the quarter ended June 30, 1998.

10.22                Purchase  and  Sale   Agreement   between   West   Montrose
                     Properties  and the Company  incorporated  by  reference to
                     Exhibit 10.22 to Form 10-QSB for the quarter ended June 30,
                     1998.

10.23                Purchase and Sale Agreement  between North Canton Operating
                     Corp., Canton North Properties and the Company incorporated by reference to Exhibit 10.23 to Form 10-QSB for the quarter ended June 30, 1998.

10.24                Purchase and Sale Agreement between Rockside Road Operating
                     Corp., Rockside Road Properties and the Compan incorporated by reference to Exhibit 10.24 to Form 10-QSB for the quarter ended June 30, 1998.

10.25 Loan Agreement dated as of August 14, 1998 by and among JAGI Cleveland - Hudson, LLC; JAGI Cleveland -
                     Independence,  LLC; JAGI Montrose  West,  LLC, JAGI North
                     Canton, LLC; and Amresco Capital, L.P. incorporated by reference to Exhibit 10.25 to Form 8-K for the event dated
                     August 14, 1998.


10.26                Note (Fixed Rate) of JAGI Cleveland - Hudson,  LLC dated
                     August 14, 1998 in the principal sum of $13,300,000 and Schedule of Other Notes (Fixed Rate) incorporated by reference to Exhibit 10.26 to Form 8-K for the event dated
                     August 14, 1998.

10.27                Mortgage and  Security  Agreement  dated as of August 14,
                     1998 by and between  JAGI  Cleveland - Hudson,  LLC and
                     Amresco  Capital,  L.P. and Schedule of Other Mortgage and
                     Security  Agreements incorporated by reference to Exhibit
                     10.27 to Form 8-K for the event dated August 14, 1998.

10.28                Security  Agreement  dated as of August 14,  1998 by JAGI
                     Cleveland  - Hudson,  LLC and Amresco Capital L.P.  and
                     Schedule of Other Security Agreements incorporated by reference to Exhibit 10.28 to Form 8-K for the event dated
                     August 14, 1998.

10.29                Second  Mortgage  and  Security  Agreement  dated as of
                     August 14, 1998 by and between JAGI Cleveland - Hudson, LLC and Amresco Capital, L.P. and Schedule of Other Second
                     Mortgage and Security Agreements incorporated by reference to Exhibit 10.29 to Form 8-K for the event dated August 14, 1998.

10.30 Second Security Agreement dated as of August 14, 1998 by and between JAGI Cleveland - Hudson, LLC and Amresco
                     Capital,  L.P. and Schedule of Other Second Security
                     Agreements incorporated by reference to Exhibit 10.30 to Form 8-K for the event dated August 14, 1998.

10.31                Guaranty  dated as of August 14, 1998 by and between the
                     Company and Amresco  Capital,  L.P. and Schedule of Other
                     Guaranties  incorporated  by reference  to Exhibit  10.31
                     to Form 8-K for the event dated August 14, 1998.

10.32 Asset Purchase and Agreement and Plan of Merger by and among the Company, Beck Hospitality Inc. II, Beck
                     Hospitality Inc. III, Louis S. Beck and Harry Yeaggy dated as of January 1, 1999 incorporated by reference to
                     Exhibit 10.32 to Form 8-K for the event dated February 2,
                     1999.

10.33                Stock Appreciation Right Certificate.

10.34 Amended and Restated Registration Rights Agreement dated as of January 1, 1999 with Louis S. Beck.

10.35 Amended and Restated Registration Rights Agreement dated as of January 1, 1999 with Harry G. Yeaggy.

10.36 Stock Appreciation Right Agreement with Paul Tipps dated as of December 18, 1998

16                   Letter by J.H. Cohn LLP to the Securities and Exchange
                     Commission  incorporated by reference to Exhibit 16 to Form
                     8-K for the event dated April 16, 1998.


21                   Subsidiaries of the Company.

24                   Powers of Attorney.

27                   Financial Data Schedule.

     (b) Reports on Form 8-K:

     A Current Report on Form 8-K/A was filed with the Securities and Exchange Commission (the "Commission") on October 26, 1998. The Form 8-K/A amended and supplemented the Form 8-K initially filed with the Commission on August 28, 1998, which related to the acquisition by the Company of four hotels located in Ohio from sellers commonly controlled by Michael Gallucci, Jr. of Akron, Ohio. The Form 8-K/A contained the information referred to in Item 7 of the Form 8-K.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JANUS AMERICAN GROUP, INC.


Dated:  March 22, 1999              /s/          James E. Bishop
                                    -----------------------------------------
                                    James E. Bishop
                                    President


Dated:  March 22, 1999              /s/          Richard A. Tonges
                                    -----------------------------------------
                                    Richard A. Tonges
                                    Treasurer and Vice President of Finance
                                    (Principal Financial and Accounting Officer)


     In accordance with the Securities Exchange Act of 1934, this report been signed by the following persons in the capacities and on the dates indicated.


Dated:  March 22, 1999               *
                                     ----------------------------------------
                                     Louis S. Beck
                                     Chairman


Dated:  March 22, 1999
                                     ----------------------------------------
                                     James E. Bishop
                                     President and Director


Dated:  March 22, 1999               *
                                     ----------------------------------------
                                     Harry G. Yeaggy
                                     Vice Chairman


Dated:  March 22, 1999              *
                                    -----------------------------------------
                                    Arthur Lubell
                                    Director


Dated:  March 22, 1999              *
                                    -----------------------------------------
                                    Richard P. Lerner
                                    Director

Dated:  March 22, 1999              *
                                    -----------------------------------------
                                    Vincent W. Hatala, Jr.
                                    Director


Dated:  March 22, 1999              *
                                    -----------------------------------------
                                    Lucille Hart-Brown
                                    Director


Dated:  March 22, 1999              *
                                    -----------------------------------------
                                    C. Scott Bartlett, Jr.
                                    Director


Dated:  March 22, 1999              *
                                    -----------------------------------------
                                    Michael M. Nanosky
                                    President of Hotel Operations and Director


Dated:  March 22, 1999              *
                                    -----------------------------------------
                                    Paul Tipps
                                    Director


* /s/     James E. Bishop
-------------------------
James E. Bishop
Attorney-in-Fact


                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                                    INDEX TO

                        CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
1998 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-2

1997 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                          F-3

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1998 AND 1997                 F-4


CONSOLIDATED STATEMENTS OF OPERATIONS
    YEARS ENDED DECEMBER 31, 1998 AND 1997                             F-5


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
    TWELVE MONTHS ENDED DECEMBER 31, 1998 AND 1997                     F-6


CONSOLIDATED STATEMENTS OF CASH FLOWS
    YEARS ENDED DECEMBER 31, 1998 AND 1997                             F-7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                             F-8


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Janus American Group, Inc.


We have audited the accompanying consolidated balance sheet of Janus American Group, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1998 financial statements referred to above present fairly, in all material respects, the financial position of Janus American Group, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




Cincinnati, Ohio                                     /S/ GRANT THORNTON LLP
February 10, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors
Janus American Group, Inc.


We have audited the accompanying consolidated balance sheet of JANUS AMERICAN GROUP, INC. (formerly, Janus Industries, Inc.) AND SUBSIDIARIES as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Janus American Group, Inc. and Subsidiaries as of December 31, 1997, and their results of operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                            /S/ J. H. COHN LLP

Roseland, New Jersey
February 20, 1998


                           JANUS AMERICAN GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS
                                                                                   December 31,      December 31,
                                                                                           1998             1997
Current assets:
  Cash and cash equivalents                                                        $ 12,383,741       $11,191,481
  Restricted cash for the redemption of preferred stock of subsidiary
    debt service and real estate taxes                                                  802,746           332,367
  Accounts receivable                                                                 1,422,327           408,474
  Current portion of notes receivable                                                   322,043           123,022
  Other current assets                                                                  239,206           581,249
                                                                                    -----------        ----------
          Total current assets                                                       15,170,062        12,636,593
Property and equipment, net of accumulated depreciation
  and amortization                                                                   74,550,300        34,803,291
Notes receivable                                                                        453,194           126,390
Mortgage notes receivable from related parties                                        5,425,046         5,558,755
Goodwill, net of accumulated amortization                                             6,536,996         6,707,506
Deferred tax asset                                                                      680,126                 -
Other assets                                                                          5,868,067         1,571,591
                                                                                    -----------        ----------

            Total                                                                  $108,683,792       $61,404,126
                                                                                    ===========        ==========

                       LIABILTIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                                $  2,683,504       $ 2,112,215
  Accounts payable                                                                    1,495,253           903,234
  Accrued expenses                                                                    1,951,618           827,405
  Dividends payable                                                                           -           197,583
                                                                                    -----------       -----------
            Total current liabilities
                                                                                      6,130,375         4,040,437

Long-term debt, net of current portion                                               60,582,883        17,866,318
Deferred tax liabilities                                                                      -         1,190,000
            Total liabilities                                                       -----------       -----------
                                                                                     66,713,257        23,096,755

Minority interest
                                                                                      1,773,961         1,688,969

Commitments and contingencies

Stockholders' equity:
  Preferred stock:
    Series B; par value $.01 per share; 12,000 shares
      authorized; 10,451.88 shares issued and outstanding
                                                                                            105               105
    Common stock, par value $.01 per share; 15,000,000 shares authorized;
      11,883,220 and 11,880,867 shares issued
      at December 31, 1998 and 1997 respectively
                                                                                        118,833           118,809
    Additional paid- in capital
                                                                                     45,738,120        43,163,320
    Accumulated deficit
                                                                                     (4,244,185)       (5,347,533)
    Treasury stock- 3,192,128 and 3,189,132 common shares in 1998 and
      1997, at cost                                                                  (1,416,299)       (1,316,299)
                                                                                    -----------        ----------
            Total stockholders' equity                                               40,196,575        36,618,402
                                                                                    -----------        ----------

            Total                                                                  $108,683,792       $61,404,126
                                                                                    ===========        ==========


The accompanying notes are an integral part of these statements.

                           JANUS AMERICAN GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                             December 31,      December 31,
                                                                                                 1998             1997
Revenues:
  Hotel revenues:
    Room and related services                                                                 $20,489,850       $ 8,213,514
    Food and beverage                                                                           6,298,770         1,222,680
    Management fees                                                                             1,754,610           566,824
    Other                                                                                         513,595           272,620
                                                                                               ----------        ----------
               Total revenues                                                                  29,056,825        10,275,638

Cost and expenses:
  Direct hotel operating expenses:
  Room and related services                                                                     4,918,908         1,841,215
  Food and beverage                                                                             5,122,426         1,115,954
  Selling and general expenses                                                                  1,495,797           353,829
                                                                                               ----------        ----------
               Total direct hotel operating expense                                            11,537,130         3,310,998
  Occupancy and other operating expenes                                                         3,451,122         1,174,951
  Selling, general and administrative expenses                                                  6,484,960         3,480,117
  Depreciation of property and equipment                                                        2,392,300           873,581
  Amortization of intangible assets                                                               222,922           112,900
                                                                                               ----------        ----------
               Total costs and expenses                                                        24,088,434         8,952,547
                                                                                               ----------        ----------
Operating income (loss)                                                                         4,968,391         1,323,091

Other income (expense)
  Interest income                                                                               1,137,506           708,783
  Other income                                                                                          -            30,002

  Interest expense                                                                             (3,565,053)       (1,248,869)
                                                                                               ----------        ----------

Income(loss)from continuing operations before income taxes and minority interest                2,540,844           813,007

Federal income tax (benefits)                                                                    (219,449)                -
Provision for deferred income taxes                                                               695,874           330,000
Provision for state and local income taxes                                                        228,373             1,000
                                                                                               ----------        ----------
               Total provision for income taxes                                                   704,798           331,000
                                                                                               ----------        ----------

Income (loss) from continuing operations before minority interest                               1,836,046           482,007
Minority interest                                                                                  84,992            58,042
                                                                                               ----------        ----------
Net income from continuing operations                                                           1,751,055           423,965

     (Loss) from operations, net of credit for state income taxes of $136,000 in 1997                   -          (213,353)
     Gain (loss) on disposal, net of credit for state income taxes of $193,000 in 1997            136,186          (773,356)
                                                                                               ----------        ----------
                Total discontinued operations                                                     136,186          (986,709)
                                                                                               ----------        ----------

Net Income (loss)                                                                               1,887,241          (562,744)
Less preferred dividend requirements                                                              783,891           539,059
                                                                                               ----------        ----------
Net income (loss) applicable to common stock                                                   $1,103,350       $(1,101,803)
                                                                                                =========        ==========

Basic income (loss) per common share:
Net income (loss) per common share from continuing operations-Basic                                  0.11             (0.02)
Net income (loss) per common share from discontinued operations-Basic                                0.02             (0.13)
                                                                                                     ----              ----
Net income (loss) per common share-Basic                                                             0.13             (0.15)
                                                                                                     ====              ====
Income (loss) per common share-Assuming dilution:
Net income (loss) per common share from continuing operations-Assuming dilution                      0.11             (0.02)
Net income (loss) per common share from discontinued operations-Assuming dilution                    0.02             (0.13)
                                                                                                     ----              ----
Net income (loss) per common share-Assuming dilution                                                 0.13             (0.15)
                                                                                                     ====              ====
Basic weighted average common shares outstanding                                                8,693,545         7,534,248
                                                                                                =========        ==========
Weighted average common shares outstanding-assuming dilution                                    8,693,545         7,534,248
                                                                                                =========        ==========


The accompanying notes are an integral part of these statements.


                           JANUS AMERICAN GROUP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                       Preferred Stock                Common Stock
                                                       Number                    Number
                                                         of                        of                            Comprehensive
                                                       Shares     Amount         Shares          Amount              Income
Balance December 31, 1996                                                      8,080,868       $ 80,809
Net Loss
Contributions to capital from reorganization trust
Shares issued to acquire hospitality business         10,451.88    $105        3,799,999         38,000
Repurchase of 276,400 warrants
Repurchase of common stock
Preferred stock dividends

Balance December 31, 1997                             10,451.88     105       11,880,867        118,809

Comprehensive Income:
  Net income                                                                                                      $1,887,241
  Decrease in net operating loss valuation allowance                                                               2,566,000
                                                                                                                   ---------
Comprehensive Income                                                                                              $4,453,241
Conversion of  warrants and payout of puts                                         2,353             24            =========
Preferred Stock Dividends
                                                      ---------     ---       ----------        -------
Balance at December 31, 1998                          10,451.88    $105       11,883,220       $118,833
                                                      =========     ===       ==========        =======



                                                                                           Treasury Stock
                                                       Additional                         Number
                                                         Paid-in       Accumulated          of
                                                         Capital         Deficit          Shares        Amount             Total
Balance December 31, 1996                             $13,061,256      $(4,245,730)     2,849,850     $(874,730)       $ 8,021,605
Net Loss                                                                  (562,744)                                       (562,744)
Contributions to capital from reorganization trust      7,440,930                                                        7,440,930
Shares issued to acquire hospitality business          22,763,772                                                       22,801,877
Repurchase of 276,400 warrants                           (102,638)                                                        (102,638)
Repurchase of common stock                                                                339,282      (441,569)          (441,569)
Preferred stock dividends                                                 (539,059)                                       (539,059)
                                                                        ----------                                      ----------
Balance December 31, 1997                              43,163,320       (5,347,533)     3,189,132    (1,316,299)        36,618,402

Comprehensive Income:
  Net income                                                             1,887,241                                       1,887,241
  Decrease in net operating loss valuation allowance    2,566,000                                                        2,566,000
Conversion of  warrants and payout of puts                  8,799                           2,996      (100,000)           (91,177)
Preferred Stock Dividends                                                 (783,891)                                       (783,891)
                                                       ----------       ----------      ---------    ----------         ----------
Balance at December 31, 1998                          $45,738,119      $(4,244,183)     3,192,128   $(1,416,299)       $40,196,575
                                                       ==========       ==========      =========    ==========         ==========


The accompanying notes are an integral part of these statements.


                           JANUS AMERICAN GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


                                                                                      December 31,              December 31,
                                                                                              1998                      1997
Operating activities:
Net income (loss)                                                                      $ 1,887,241               $  (562,744)
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
  Depreciation and amortization                                                          2,392,300                   993,394
  Amortization of intangible assets                                                        222,922                   172,442
  Minority Interest                                                                         84,992                    58,042
  Deferred income taxes                                                                    695,874                         -
  Discontinued operations                                                                  (73,948)                  966,356
  Changes in operating assets and liabilities:
    Accounts receivable                                                                 (1,013,853)                  (94,425)
    Other current assets                                                                   342,043                  (511,857)
    Other asset                                                                         (4,348,888)                 (622,191)
    Accounts payable and accrued expenses                                                1,716,232                   158,322
                                                                                        ----------                ----------
              Net cash provided by operating activities                                  1,904,915                   557,339

Investing activities:
  Acquisition of hospitality business, net of
    noncash consideration and cash acquired                                                      -                (1,646,541)
  Increase in Notes Receivable                                                              (4,276)                  175,000
  Purchases of property and equipment                                                  (42,595,244)                 (846,953)
  Proceeds on sale of subsidiary's net assets                                               14,161                    45,000
  Collections of notes receivable                                                          127,884                    76,505
                                                                                        ----------                ----------
               Net cash ( used in) investing activities                                (42,457,475)               (2,196,989)

Financing activities:
  Dividends Paid                                                                          (981,474)                 (341,476)
  (Increase)decrease in restricted cash                                                   (470,382)                  631,962
  Repurchase of common stock                                                              (100,000)                 (441,569)
  Repurchase of warrants                                                                         -                  (102,638)
  Conversion of warrants to common stock                                                     8,823                         -
  Reduction of payable for redemption of
    preferred stock of subsidiary                                                                -                  (631,962)
  Contributions to capital from United States
    Lines, Inc. and United States Lines (S.A.),
    Inc. Reorganization Trust, including $50,090
    attributable to minority interest in 1997                                                    -                 7,491,020
  Proceeds from long-term borrowings                                                    44,000,000                         -
  Repayments of long-term borrowings                                                      (712,147)                 (355,042)
                                                                                        ----------                ----------
               Net cash provided by financing activities                                41,744,821                 6,250,295
                                                                                        ----------                ----------
Increase in cash and cash equivalents                                                    1,192,260                 4,610,645

Cash and cash equivalents, beginning of period                                          11,191,481                 6,580,836
                                                                                        ----------                ----------

Cash and cash equivalents, end of period                                               $12,383,741               $11,191,481
                                                                                        ==========                ==========

Supplemental disclosure of cash flow data:
  Interest paid                                                                        $(3,565,053)              $(1,248,869)
                                                                                        ==========                ==========

  Income taxes paid                                                                    $   130,750              $    187,200
                                                                                        ==========                ==========
Noncash transactions:
  Acquisition of hospitality business                                                  $         -               $22,801,877
                                                                                        ==========                ==========


The accompanying notes are an integral part of these statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1-Organization:

     As of December 31, 1998, the continuing operations of Janus American Group, Inc. and its' Subsidiaries ("Janus" or the "Company"), which until September 29, 1997 had been named Janus Industries, Inc., were comprised primarily of the operations of eleven hotels (of which ten are wholly-owned and one is 85%-owned) and a hotel management company.

     The Company's owned and managed hotels are located primarily in the Midwestern and Southeastern United States. As further described in Note 3, seven hotels and two mortgage notes receivable were acquired, effectively, as of April 30, 1997 in a transaction that was accounted for as a purchase. Four additional hotels were acquired on August 14, 1998 in a transaction that was accounted for as a purchase. Accordingly, the accompanying audited consolidated financial statements reflect the accounts for the hotel operations for the years ended December 31, 1998 and 1997 from the applicable acquisition dates. The financial statements for periods prior to that date are not comparable.

     As further described in Note 9, management decided during December 1997 to discontinue and dispose of all of the Company's operations related to the provision of engineering and wireline logging services to companies in the oil and gas industry (the "oil and gas services operations").

     In November 1986, the Company's predecessor, United States Lines, Inc. ("USL"), together with United States Lines (S.A.) Inc. ("USL-SA") and two related companies, filed petitions under Chapter 11 of the United States Bankruptcy Code. In May 1989, the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") confirmed a plan of reorganization with respect to such companies, which was later amended and modified pursuant to an order of the Bankruptcy Court entered in February 1990 (the "Plan").

     Pursuant to the Plan and the order of the Bankruptcy  Court  confirming the
     Plan:

     (a) USL and USL-SA changed their names to Janus Industries, Inc. and JI Subsidiary, Inc. ("JIS"), respectively;

     (b) The United States Lines, Inc. and United States Lines (S.A.) Inc. Reorganization Trust (the "Reorganization Trust") was established for the purpose of administering the Plan and liquidating and paying claims of former creditors of USL and USL-SA; it will also make contributions of cash to Janus and JIS from time to time of amounts in excess of its projected liabilities and administrative requirements;

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 1-Organization (continued):

     (c) All claims of former creditors of USL and USL-SA were discharged; as a result, such former creditors may look only to the Reorganization Trust (and not to Janus or JIS) for payment of amounts in respect of their discharged claims;

     (d) The interests of all holders of shares of the capital stock of USL and USL-SA were extinguished and the former creditors of USL and USL-SA became entitled to receive all of the shares of capital stock issuable by Janus and JIS, except for shares issuable to Janus and a subsidiary of Dyson-Kissner-Moran ("DKM"), a new Investor; shares of capital stock issuable to such former creditors were initially issued to the Reorganization Trust as recordholder for reissuance to such creditors; and

     (e) The Reorganization Trust contributed $3,000,000 of USL and USL-SA cash to capitalize Janus and JIS on February 23, 1990 and provided Janus and JIS with certain books and records, and all tax attributes and tax benefits, of USL and USL-SA; it also made cash contributions of approximately $7,491,000 and $7,622,000 to the capital of Janus and JIS in 1997 and 1996, respectively.


Note 2-Summary of significant accounting policies:

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

         Principles of consolidation:
               The audited consolidated financial statements include the accounts of Janus and its majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash equivalents:
               Cash equivalents generally consist of highly liquid investments with maturities of three months or less when acquired.

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 2-Summary of significant accounting policies (continued)

         Property and equipment:
               Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

         Goodwill:
               Goodwill, which represents the excess of the costs of acquired businesses over the fair value of the net assets acquired at the respective dates of acquisition, is amortized using the straight-line method over the estimated useful lives of the assets (40 years).

         Impairment of long-lived assets:
               The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment and goodwill, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. As of December 31, 1998 there was no such impairment.

         Deferred loan costs:
               Costs incurred to obtain long-term financing are deferred and amortized using the straight-line method (which approximates the interest method) over the terms of the loans.

         Revenue recognition:
               The Company recognizes all revenues on an accrual basis as earned.

         Advertising costs:
               The costs of advertising and promotion are expensed as incurred. Advertising costs charged to operations, all of which were attributable to the Company's hotel operations, amounted to $415,400 in 1998 and $191,000 in 1997.

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 2-Summary of significant accounting policies (continued):

         Income taxes:
               The Company accounts for income taxes pursuant to the asset and liability method which requires deferred tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Income tax credits attributable to benefits from net operating loss carryforwards or other temporary differences that existed at the time the Company adopted fresh-start accounting are reflected as a contribution to stockholders' equity in the period in which the tax benefits are realized.

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

               In connection with the contract entered into subsequent to year-end (see Note 15) deferred income will be triggered accelerating taxable income. This changed the deferred tax valuation reserve which was restricted by the timing of income.

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

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 2--Summary of significant accounting policies (concluded):

         Reclassification:
               Prior year amounts have been reclassified to conform with current year presentation.

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

               Basic net income (loss) per common share is calculated by dividing net income or loss, as adjusted for required preferred stock dividends, by the weighted average number of common shares outstanding during the period. The calculation of diluted net income(loss) per common share is similar to that of basic net income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options and warrants, were issued during the period.

               The Company's reported net income represents its net income available to common shareholders for purposes of computing both measures. The following reconciles shares outstanding at the beginning of the year to average shares outstanding used to compute both income per share measures.

                                                              December 31,              December 31,
                                                                      1998                      1997

                  Averages shares outstanding-basic              8,693,545                 7,534,248

                  Effect of dilutive securities-
                  dilutive shares contingently
                  issuable upon the exercise of
                  stock options and warrants                             -                         -
                                                                 ---------                 ---------

                  Averages shares outstanding-
                  Assuming dilution                              8,693,545                 7,534,248
                                                                 =========                 =========

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 3-Acquisitions:

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

     The consideration exchanged by the Company for the assets and liabilities of the BY Hotel Group and the other direct acquisition costs were comprised as follows:

Issuance of
10,451.88  shares of Series B preferred stock with
a liquidation  preference and estimated fair value
of $1,000 per share                                                $10,451,880
3,799,999 shares of Janus common stock with an
estimated fair value of $3.25 per share                             12,349,997
                                                                    ----------

         Total value of shares issued                              $22,801,877

Cash paid to Messrs. Beck and Yeaggy to repay
short-term loans                                                       793,803
Legal, accounting and other costs related to the
purchase                                                             1,007,424

         Total purchase price to be allocated                      $24,603,104
                                                                    ==========

     The acquisition was accounted for as a purchase and, accordingly, the results of the BY Hotel Group have been included in the accompanying consolidated statements of operations subsequent to April 30, 1997 (the effective date of the acquisition for accounting purposes). In addition,

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 3-Acquisitions (continued):

     total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition, with the excess of cost over such fair values allocated to goodwill, as shown below:


Cash                                                                $    79,994

Accounts receivable                                                     230,011

Other current assets                                                    217,024

Property and equipment                                               34,400,000

Mortgage notes receivable                                             5,758,282

Goodwill                                                              6,820,406

Other assets                                                          1,256,672

Accounts payable                                                       (579,115)

Other current liabilities                                              (519,595)

Long-term debt                                                      (20,333,575)

Deferred tax liabilities                                             (1,190,000)


Minority interest in the 85%-owned hotel Partnership                 (1,537,000)
                                                                     ----------

Total purchase price allocated                                      $24,603,104
                                                                     ==========

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

     Some of the income earning assets acquired in the 1997 purchase are not subject to offset by the net operating loss for five years from the acquisition date. Therefore, certain income from these items will be taxed to the company without regard to the net operating loss.

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 3-Acquisitions (continued):

     The goodwill attributable to the acquisition of the BY Hotel Group is being amortized based on an estimated useful life of 40 years.

     On August 14, 1998, the Company acquired four additional hotels from commonly controlled sellers (the "Cornerstone Hotel Group"). The total purchase price was $44,110,500 in cash, financed by four mortgage loans in substantially the amount of the total purchase price, secured by the acquired properties. The loans are cross-defaulted and cross-collateralized among the four hotels but otherwise of limited recourse to the Company. The financing was for an initial term of ten years, based upon a 25-year amortization schedule, at a fixed interest rate of 8.09% per annum.

     The acquisition was accounted for as a purchase and was allocated as follows:


          Land                                                      $ 4,132,509

          Buildings                                                  28,927,552

          Equipment                                                      52,500

          Furniture and fixtures                                      8,090,259

          Prepaids and escrow for                                     2,907,680
            product improvement program                               ---------

               Total purchase price allocated                       $44,110,500
                                                                     ==========

The following unaudited information shows the pro forma results of continuing operations of the Company for the twelve months ended December 31, 1998 and pro forma results of operations for the twelve months ended December 31, 1997 as though each of the BY Hotel Group and the Cornerstone Hotel Group had been acquired as of January 1, 1997. In each case, the results of the discontinued oil and gas services operations are excluded.

                                               Unaudited               Unaudited
                                               Pro Forma               Pro Forma
                                        December 31, 1998      December 31, 1997
Revenues:
  Hotel revenues:
    Room and related services                 $28,856,963            $28,295,087

    Food and beverage                          10,685,258             10,453,513

    Management fees                             1,754,610                921,217

    Other                                         762,202                715,768

          Total Revenues                      $42,059,033            $40,385,585


                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note3--Acquisitions (continued):

Cost and expenses:
  Direct hotel operating expenses
    Room and related services                                          7,250,670      7,434,533
    Food and beverage                                                  8,674,878      8,929,889
    Selling and general expenses                                       2,439,982      2,316,244
                                                                      ----------     ----------
            Total direct hotel operating expenses                    $18,365,530    $18,680,666
    Occupancy & other operating expenses                               5,120,882      5,106,479
    Selling, general and admin. expenses                               7,656,220      7,096,312
    Depreciation of property and equipment                             3,394,646      3,183,773
    Amortization of intangible assets                                    264,532        268,997
                                                                      ----------     ----------
            Total costs and expenses                                 $34,801,810    $34,336,227

Operating income (loss)                                               $7,257,223    $ 6,049,358

Other income (expense)
  Interest income                                                      1,137,506        858,423
  Other income                                                                 -         30,002
  Interest expense                                                    (5,340,201)    (5,387,595)
                                                                      ----------     ----------
Income (loss) from continuing operations before
income taxes and minority interest                                    $3,054,528     $1,550,188

Provision (credit) for income taxes                                    1,161,000        589,000
                                                                      ----------     ----------
Income (loss) from continuing operations before
  minority interest                                                    1,893,528        961,188
Minority interest                                                         84,992         17,048
                                                                      ----------     ----------
Net income (loss) from continuing operations                         $ 1,838,536    $   944,140
Less preferred dividend requirements                                     783,891        783,891
                                                                      ----------     ----------
Net income (loss) from continuing operations
  applicable to common stock                                         $ 1,054,645    $   160,249
                                                                      ==========     ==========

Net income (loss) from continuing operations per                            0.12           0.02
 common share-Basic

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 3-Acquisitions (continued):

Net income (loss) from continuing operations per                            0.12           0.02
common share-assuming dilution

Basic weighted average shares outstanding                              8,693,545      8,783,563
                                                                      ==========     ==========

Basic weighted average shares-assuming dilution                        8,693,545      8,783,563
                                                                      ==========     ==========


     In addition to combining the historical results of operations of the Company and the historical pre-acquisition results of operations of the BY Hotel Group and the Cornerstone Hotel Group, the pro forma results of operations include adjustments that, among other things, reflect:

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

                 JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 3-Acquisitions (concluded):

     -- The provision for income taxes is based upon pro forma income from continuing operations and the statutory Federal and state income tax rates. Any actual income tax credits attributable to benefits from net operating loss carryforwards that existed at the time the Company adopted fresh-start accounting will be reflected as a contribution to stockholders' equity in the period in which the tax benefits are realized; and

     -- The effects of the issuance of shares of preferred and common stock as part of the consideration for the acquisition of BY Hotel Group on preferred stock dividends and weighted average common shares

     The unaudited pro forma results of operations shown above do not purport to represent what the combined results of operations actually would have been if the acquisition of the BY Hotel Group and the Cornerstone Hotel Group had occurred as of January 1, l997 instead of the actual date of consummation or what the results of operations will be for any future periods.


  Note 4-Mortgage notes receivable:

     The Mortgages, which were acquired on April 24, 1997 as part of the acquisition of the BY Hotel Group, are secured by a hotel in Juno Beach, Florida and a campground in Kissimmee, Florida, both of which are owned by entities controlled by Messrs. Beck and Yeaggy. Messrs. Beck and Yeaggy have also personally guaranteed the Mortgages. The balances receivable at December 31, 1998 consisted of the following:

                                                                      1998              1997
     Note secured by hotel property,                            $2,141,749        $2,185,744
       with interest at .5% above specified prime rate
       (an effective rate of 9.0% at December 31, 1998)

     Note secured by campground, with interest at 8%             3,417,006         3,496,033
                                                                 ---------         ---------

     Total long-term receivable                                  5,558,755         5,681,777

     Less current portion                                          133,709           123,022
                                                                 ---------         ---------

     Long-term portion, net of current portion                  $5,425,046        $5,558,755
                                                                 =========         =========

                 JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 4--Mortgage notes receivable (concluded):

     The Mortgages are payable in monthly installments of principal and interest through April 2003 and final installments of all remaining principal and interest in May 2003. Principal payments on the Mortgages in each of the five years subsequent to December 31, 1998 are:

            Year Ending December 31                   Amount
                      1999                        $  133,709
                      2000                           145,326
                      2001                           157,958
                      2002                           171,690
                      2003                         4,950,072


     The Company derived interest income of $471,759 and $320,516 from the Mortgages during the years ended December 31, 1998 and 1997 respectively.


Note 5--Property and equipment:

     Property and equipment at December 31, 1998 and December 31, 1997 consisted of the following:


                                     Years of         December 31,     December31,
                                   Useful Life            1998               1997
                                   -----------            ----               ----
Land                                                  $10,167,507       $ 6,035,000

Hotels                                  30             56,004,760        26,942,000

Hotel furniture and fixtures:            5              3,125,877         2,232,941

Hotel furniture and fixtures:            9              8,415,676                 -

Equipment and vehicles                   5                 83,212           648,147

Other                                    5                 19,886            11,724
                                                       ----------        ----------
                                                       77,816,918        35,869,812

Less accumulated  depreciation
and amortization                                        3,266,618         1,066,521
                                                       ----------        ----------

Totals                                                $74,550,300       $34,803,291
                                                      ===========       ===========

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



Note 6- Long-term debt:

                                                                                 1998             1997
Long-term debt at December 31 consisted of the following:

Fixed rate mortgage  notes payable in monthly  installments,  including interest at rates ranging from 8.09% to 10%; the mortgage notes mature
from August 2000 through January 2016                                       $54,320,332       $10,717,718

Variable rate mortgage notes payable in monthly installments, including interest at rates varying with the prime commercial lending rate, rates on U.S.  Treasury  securities and other defined  indexes (the effective rates at December  31, 1997  ranged from 8.73% to 9.5%);  the  mortgage notes mature from August 1999 through
April 2006                                                                    8,823,009         9,094,499

Equipment notes with various maturities
through December 2001 and interest at rates
ranging from 8.98% to 15%                                                       123,046           166,316
                                                                             ----------        ----------

Total long-term debt                                                         63,266,387        19,978,533

Less current portion                                                          2,683,504         2,112,215
                                                                             ----------        ----------

Long-term debt, net of current portion                                      $60,582,883       $17,866,318
                                                                             ==========        ==========

     Long-term debt is secured by the Company's notes, property and equipment. Principal payments in years subsequent to December 31, 1998 are as follows:

             Year Ending December 31                        Amount

                      1999                                $2,683,504
                      2000                                 1,249,451
                      2001                                 1,345,978
                      2002                                 1,422,554
                      2003                                 1,551,169

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 7--Commitments and contingencies:

         Employment agreements:
               During 1997, the Company entered into employment agreements whereby it will be obligated to pay minimum salaries to four of its executive officers, including each of Messrs. Beck and Yeaggy, aggregating $750,000 during 1998 and 1999 and $250,000 in 2000.

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

Note 8-Income taxes:

     For financial statement purposes, there was a provision for Federal income taxes at December 31, 1998 but none in 1997 because all of the tax loss attributes referred to in Note 3 have been reserved through a valuation allowance against the deferred tax assets due to the lack of a historical taxable income stream. Further benefits to be realized from the utilization of the net operating loss carryforwards generated prior to the Company's reorganization in February 1990 will be reported as an increase in additional paid-in capital and not as a credit to results of operations. In 1998 the Company increased paid-in-capital by $2,566,000 as a result of such benefits.

     Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a change of more than 50% in the ownership of the corporation during a three-year period. As of December 31, 1998 management believes that such a change in ownership has not occurred.

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 8--Income taxes (concluded):

     Currently, the net operating loss utilized of $463,100 in the period ended December 31, 1998 is included in the disclosure of comprehensive income in accordance with the accounting for losses prior to the February 1990 reorganization.

     During the period ended December 31, 1998, the Company received $261,215 in refunds from the Internal Revenue Service (the "Service") attributable to amended returns filed for previous years, plus interest of $154,280. The
     Company recorded such refunds as income upon receipt as such amended returns were subject to review by the Service and accepted in the current year.

     A reconciliation of the statutory Federal income tax rate of 34% to the effective tax rate for the provision for income taxes attributable to income from continuing operations follows:

                                                              1998               1997
     Statutory rate                                           34.0%              34.0%
     Writeoff of goodwill related to Pretek                   (2.5)                 -
     Refund of Federal income tax (a)                         (8.6)                 -
     Nondeductable amortization of goodwill                    1.6                4.7
     State and local tax                                       5.9                  -
     Other                                                    (2.7)               2.0
                                                              ----               ----

               Total                                          27.7%              40.7%
                                                              ====               ====

(a)  Refund of taxes for prior years subject to IRS review.

Deferred taxes at year end were comprised of the following:


                                                                 1998               1997
     Deferred tax liabilities
        Depreciation and gain recognition                $  1,885,874        $  1,190,000

     Deferred tax assets
        Net operating loss carryforwards                  165,355,000         167,735,000
        Valuation allowance                               162,789,000         167,735,000

     Net deferred tax assets                                2,566,000                   -
                                                          -----------         -----------

     Net deferred tax asset (liability)                  $    680,126        $ (1,190,000)
                                                          ===========         ===========

     Net operating loss carryforwards consist of federal carryforwards of $486,400,000 principally expiring in years 2000 through 2011.

     The Company's actual tax rate differs from statutory rates due to goodwill, income (loss) from the bankruptcy trust and federal tax refunds.


Note 9-Discontinued operations:

     In December 1997, the Company adopted a plan to discontinue and dispose of the oil and gas services operations. Accordingly, the results of the oil and gas services operations through December 31, 1997 and the estimated loss to be incurred in connection with the disposal have been classified as separate components of discontinued operations.

     At December 31, 1998 the Company recognized liquidating income from discontinued operations of $136,186.

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 9-Discontinued operations (concluded):

The assets and liabilities of the discontinued operations have been included with those of the Company's continuing operations in the accompanying balance sheet at December 31, 1997, and was comprised as follows:

                                                                   1997
           Equipment, net of accumulated
             depreciation of $192,209                           $455,938

           Other current and non-current assets                  212,827

           Accounts payable and accrued expenses:
             Estimated loss on disposal                         (165,000)
             Other                                              (119,950)
                                                                 -------

           Net assets of discontinued operations                $383,815
                                                                 =======

     The oil and gas services operations generated net sales of $1,297,715 for the year ended December 31, 1997.

     The loss on disposal of discontinued operations for the year ended December 31, 1997 was comprised as follows:

           Write-off of remaining goodwill                      $801,356

           Estimated loss to be incurred from January
             1, 1998 through estimated date of disposal          150,000

           Estimated loss on sale of the remaining net
              assets                                              15,000

           Credit for income taxes                              (193,000)
                                                                 -------

           Loss on disposal                                     $773,356
                                                                 =======

     The loss on disposal was based on management's best estimate of the results of the discontinued operations through the estimated date of disposal and the amounts to be realized from the sale of the remaining net assets.

                 JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 10-Fair value of financial instruments:

     The Company's financial instruments at December 31, 1998 and 1997 consisted of cash, accounts receivable, mortgage notes receivable, accounts payable and fixed and variable rate mortgage and equipment notes payable. In the opinion of management, (i) cash, accounts receivable and accounts payable were carried at values that approximated their fair values because of their short-term maturities and (ii) mortgage notes receivable and mortgage and equipment notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

Note 11-Minority interest:

     The Company owns an interest of approximately 90% in JIS and an interest of 85% in a hotel partnership that it acquired as part of the acquisition of the BY Hotel Group during 1997 (see Note 3). The balance of the minority interest in these consolidated subsidiaries at December 31, 1998 and December 31, 1997 and the changes in the minority interest are set forth below:

                                                                               HOTEL
                                                           JIS              PARTNERSHIP                TOTAL
         Balance at January 1, 1997                    $43,837                     -0-               $   43,837

         Initial allocation at the
         date of Acquisition
         of the BY Hotel Group                                                1,537,000               1,537,000

         Effect of contributions of
         Capital from the
         Reorganization Trust (a)                       50,090                                           50,090

         Net Income (loss)                              (2,814)                  60,856                  58,042
                                                        ------                ---------               ---------

         Balance at December 31, 1997                   91,113                1,597,856               1,688,969

         Net Income                                       -0-                    84,992                  84,992
                                                        ------                ---------               ---------

         Balance at December 31, 1998                  $91,113               $1,682,848              $1,773,961
                                                        ======                =========               =========

(a) As a result of prior cumulative losses, distributions and redemptions, the minority interest in JIS had been eliminated as of December 31, 1995 and, since the minority stockholders do not incur any obligations as a result of losses and distributions in excess of their equity in JIS, a portion of such excess was charged against the majority interest in the JIS common stock held by Janus. Accordingly, a portion of the capital contribution made by the Reorganization trust to JIS in 1997 was reallocated to the capital of the majority interest.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 12 - Stockholders equity:

          Capital stock:
          Information regarding the capital stock of Janus follows:
               -Preferred stock, par value $.01 per share; 5,000,000 shares authorized at December 31, 1998 and 1997 respectively, of which 4,000 shares were designated as "Series A" (the "Janus Series A preferred stock"); the 2,200 shares of Series A preferred stock that were issued and outstanding at December 31, 1995 were redeemed during 1996; and

               -Preferred stock, par value $.01 per share; 12,000 shares authorized at December 31, 1998 and 1997, of which 12,000 shares were designated as "Series B" (the "Janus Series B preferred stock"); 10,451.88 shares of Series B preferred stock were issued during 1997 and outstanding at December 31, 1998 and 1997.

               -Common stock, par value $.01 per share; 15,000,000 shares authorized; and 11,880,867 shares issued at December 31, 1998 and 1997 respectively; and 3,189,132 shares held as treasury shares at December 31, 1998 and 1997 respectively. At December 31, 1998 and 1997 the Reorganization Trust held shares of Janus common stock for possible future distribution under the Plan which the Reorganization Trust was originally required to vote in proportion to the votes cast by the Company's other stockholders.

               On April 14, 1997, the Bankruptcy Court issued an order modifying the terms under which the Reorganization Trust votes the shares of Janus common stock it holds. As a result, the Reorganization Trust is now required to vote such shares in proportion to the votes cast by other stockholders, but disregarding shares issued after March 16, 1997.

          Information regarding the capital stock of JIS follows:
               -Preferred stock, par value $.01 per share; 5,000,000 shares authorized at December 31, 1998 and 1997, of which 7,650 shares were designated as "Series A" (the "JIS Series A preferred stock"); and

               -Common stock, par value $.01 per share; 15,000,000 shares authorized; 5,000,000 shares issued at December 31, 1998 and 1997 respectively; 409,000 shares held as treasury shares at December 31, 1998 and 1997 respectively.

          The capitalization of Janus and JIS upon confirmation of the Plan was determined pursuant to the Stock Purchase Agreement dated May 16, 1989, as amended pursuant to the Supplemental Agreement dated as of February 23, 1990 (the "Stock Purchase Agreement"), among the subsidiary of DKM, USL and USL-SA. The Stock Purchase Agreement was an integral part of the Plan.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 12--Stockholders equity (continued):

          Capital stock (continued):

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

               The restated Certificate of Incorporation of each of Janus and JIS contain restrictions on the "transfer" (as defined) of shares of the Janus and JIS capital stock which are intended to preserve and maintain the Federal income tax attributes of Janus and JIS. The restated Certificates of Incorporation of each of Janus and JIS prohibit the acquisition of any shares of the capital stock or securities of Janus or JIS if, at the date of such acquisition, such purchaser would be a holder of 5% or more of the issued and outstanding capital stock of Janus or JIS, determined based on the fair market value of the capital stock of Janus or stock of Janus or JIS entitled to vote for the election of directors. However, such transfers and issuances can be made if approved by the Board of Directors.

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

               In December 1996, the Company notified the holders of the remaining 4, 207 shares of JIS Series A preferred stock then outstanding that such shares were

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 12--Stockholders equity (continued):

          Capital stock (concluded):

               being redeemed. Those shares were effectively redeemed through the transfer of the aggregate redemption price of $420,750 and the aggregate balance of accrued and unpaid dividends of $252,450 to a restricted cash account which can only be used for such redemption payments. The restricted cash and corresponding liability of $673,200 were reflected separately in the consolidated balance sheet as of December 31, 1996. The remaining balances at December 31, 1998 were immaterial.

               In April 1997, the Company issued 10,451.88 shares of Janus Series B preferred stock and 3,799,999 shares of Janus common stock (approximately 43% of the Janus common stock outstanding after such issuance) as consideration for the acquisition of the BY Hotel Group (see Note 3).

               Based on the provisions of Janus' corporate charter and a separate agreement between Janus and Messrs. Beck and Yeaggy, Messrs. Beck and Yeaggy are prohibited from purchasing additional shares of Janus common stock without the prior approval of the Board of Directors.

               During 1998, the Company was obligated to repurchase 2,996 shares of Janus common stock for $100,000 under a put agreement.

               During 1997, the Company repurchased 339,282 shares of Janus common stock for $441,569.

               During 1997, the Reorganization Trust transferred cash in excess of its projected liabilities and administrative requirements totaling $7,491,020 to the Company, of which $7,031,054 was deemed a capital contribution to Janus and $459,966 was deemed a capital contribution to JIS (including $50,090 attributable to the minority interest in the JIS common stock - see Note 11).

          Warrants:
               In July 1996, the Company also issued warrants to purchase 500,000 shares of Janus common stock, which were deemed to have a nominal fair value, as part of the consideration for the acquisition of Pre-Tek. All of the warrants will expire on July 15, 2001. During 1997, warrants to purchase 276,400 shares were repurchased for $102,638. At December 31, 1998, warrants to purchase 110,626 shares were exercisable at $3.00 per share; warrants to purchase 55,312 shares were exercisable at $4.00 per share; and warrants to purchase 55,309 shares were exercisable at

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 12--Stockholders equity (continued):

          Warrants (concluded):

               $5.00 per share. At December 31, 1997, warrants to purchase 111,803 shares were exercisable at $3.00 per share: warrants to purchase 55,900 shares were exercisable at $4.00 per share; and warrants to purchase 55,897 were exercisable at $5.00 per share. However, the warrants, may only be sold pursuant to an effective registration statement under the Securities Act of 1933 or an appropriate exemption from such registration.

               Commencing in May 1999, the warrants become subject to redemption by the Company at $.25 per warrant on 30 days' prior written notice if the market price of the Janus common stock equals or exceeds $10.00 per share for 10 consecutive trading days.

Note 13--Stock options and stock appreciation rights:

          During 1996, the stockholders of the Company approved the adoption of the Janus Industries, Inc. 1996 Stock Option Plan (the " Plan") and the termination of the Janus Industries, Inc. Directors' Stock Option Plans (the "Directors' Plan").

          The Plan provides for grants of incentive stock options ("ISOs") and nonstatutory stock options ("NSOs"). ISOs may be issued to any key employee or officer of the Company; NSOs may be issued to any key employee or officer of the Company or any of the Company's independent contractors, agents or consultants other than nonemployee directors. A committee of at least two directors (the "Committee") will determine the dates on which options become exercisable and terminate (provided that options may not expire more than ten years after the date of grant). All outstand-ing options will become immediately exercisable in the event of a "change in control" (as defined) of the Company. The exercise price of any ISO must be at least 100% of the fair market value on the date of grant (110% for an optionee that holds more than ten percent of the combined voting power of all classes of stock of the Company). NSOs may be granted at any exercise price determined by the Committee. The Company has reserved 300,000 shares of common stock for issuance under the Plan.

          The Plan permits the Committee to grant stock appreciation rights ("SARs") in connection with any option granted under the Plan. SARs enable an optionee to surrender an option and to receive a payment in cash or common stock, as determined by the Committee, with a value equal to the difference between the fair market value of the common stock on the date of surrender of the related option and the option price.

          The Company granted options for the purchase of 20,000 shares of common stock at an exercise price of $2.75 per share during 1996, all of which remained outstanding and exercisable at December 31, 1998 and 1997.

          There was no public market for the Janus common stock during 1996 and 1997. Management estimates that the exercise price for the options granted in 1996 approximated the fair value on the date of grant. All of the options remained outstanding and exercisable at December 31, 1997 and 1996.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 13-Stock options and stock appreciation rights: (concluded):

          The Directors' Plan provided for annual grants of a specified number stock options to each nonemployee director beginning in 1997 at an exercise price equal to the fair market value of the common stock on the date of grant. No options were granted under the Directors Plan prior to its termination.

          During 1997, the Company granted SARs with respect to 100,000 shares of Janus common stock to an executive officer at an exercise price of $3.25 per share which vest at the rate of 20,000 shares per year commencing on April 23, 1997. It also granted SARs with respect to a total of 40,000 shares of Janus common stock to directors at an exercise price of $3.25 per share which will be exercisable at any time during the period from October 25, 1997 through April 23, 2003; however, the appreciated value paid with respect to the SARs issued to the directors will be limited to $7.00 per share. Appreciation upon any exercise of the SARs issued in 1997 must be paid in cash. Management estimates that the exercise price for the SARs granted in 1997 approximated the fair value on the respective dates of grant and throughout the remainder of the year. Accordingly, the Company made no charges to compensation expense related to the SARs during 1997. The SARs issued in 1997 were not issued in conjunction with the Plan. In 1998, the Company granted SARs with respect to 25,000 shares of common stock to a director at an exercised price of $2.48 per share which will be exercisable at any time through December 17, 2003. These SARs were not issued in conjunction with the Plan.


Note 14-Other related party transactions:

          The Company engages in various transactions with other entities in which Mr. Beck and Mr. Yeaggy have an interest. In addition to interest derived from the Mortgages (see Note 4), results of operations in 1998 and 1997 include revenues and expenses derived from related party transactions as follows:

                                                          1998            1997
                                                          ----            ----
         Management fee income (a)                     $434,316         $265,940
         Personnel leasing fees (b)                      57,279           33,709
         Management systems fees (c)                     50,022           32,417
         Rent for office facilities and equipment        44,582           38,292
         Reimbursement for Management expenses         $993,124         $577,626

(a) The Company managed 6 hotels for entities controlled by Messrs. Beck and Yeaggy.

(b) The Company pays administrative fees to Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly-owned by Messrs. Beck and Yeaggy, which provides the Company with personnel for the hotels it owns and manages. In addition, the Company reimburses HELP for the actual payments it makes to or on behalf of such employees.

(c) The Company pays management systems fees for the use of a hotel property management system and related computer hardware and software under an agreement with Computel Computer Systems, Inc., a corporation wholly-owned by Messrs. Beck and Yeaggy.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 14--Other related party transactions (concluded):

          At December 31, 1998 and 1997 accounts receivable includes $0 and $131,645 arising from management services provided to these affiliated entities.

          At December 31, 1997 other current assets includes $40,232 for accrued interest receivable on the Mortgages and $146,408 receivable as a result of certain adjustments related to the acquisition of the Hotel Group.

          Pursuant to a marketing agreement, the Company also receives a portion of the management fees from hotels managed by a marketing partner and shares a portion of the management fees it earns from certain of the hotels it manages with the marketing partner.

          The Company also derived management fee income of $247,314 and $268,947 in 1998 and 1997 pursuant to the agreement with its marketing partner.


Note 15--Subsequent event

          Effective   January  1,  1999  Janus  acquired  the  following   hotel
          properties from affiliates of Messrs Beck and Yeaggy.

          (a) Days Inn East: a 93 room limited-service hotel located in Cincinnati, Ohio
          (b) Holiday Inn Express: a 110 room limited-service hotel located in Juno Beach, Florida
          (c) Red Roof Kings Island: a 124 room limited-service hotel located in Mason, Ohio
          (d) Days Inn Kings Island: a 124 room limited-service hotel located in Mason, Ohio
          (e) Days Inn Cambridge: a 103 room limited-service hotel located in Cambridge, Ohio
          (f) Best Western Cambridge: a 95 room limited-service hotel located in Cambridge, Ohio
          (g) Days Inn Pompano: a 183 room limited-service hotel located in Pompano Beach, Florida. A minority shareholder retained a 25% ownership interest.

          The Company also acquired two management agreements with respect to the properties known as Knights Inn West Palm Beach in West Palm Beach, Florida, and Days Inn Inner Harbor in Baltimore, Maryland.

          The aggregate purchase price was $25,067,246, consisting of the assumption of existing liabilities in the aggregate amount of $16,822,782, a cash payment in the amount of $1,908,267 and the issuance of 6,336.2 shares of the Company's Preferred Stock, Series B, $.01 par value per share. The source of the cash payment was from

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 15--Subsequent event (concluded):

          available working capital. After giving effect to the issuance of the new shares of stock,

          Messrs. Beck and Yeaggy and affiliate now own 16,788.08 shares of the Preferred Stock, Series B.

          The following is a condensed income statement for the twelve months ended December 31, 1998 for the aforementioned properties acquired:


               Revenue                              $9,479,935

               Total costs and expenses              7,582,904

               Interest expense                      1,361,528

               Minority interest                        26,790

               Deferred federal income
                 tax benefit                          (120,000)
                                                     ---------

                     NET INCOME                     $  628,713
                                                     =========

                                INDEX TO EXHIBITS

Exhibit No.          Description
3.1                  Restated Certificate of Incorporation,  as amended,
                     incorporated by reference to Exhibit 3.1 to Form 10-QSB of the Company for the quarter ended September 30, 1997.

3.2                  By-Laws  incorporated  by reference  to Exhibit 3.2 to Form
                     10-SB of the Company filed with the Securities and Exchange
                     Commission on June 24, 1997.

3.3                  Certificate of Amendment to Certificate of Designation.

10.1                 Employment  Agreement  with James E. Bishop  dated April 4,
                     1997  incorporated  by  reference to Exhibit 10.1 to Form
                     10-SB of the Company filed with the Securities and Exchange
                     Commission on June 24, 1997.

10.3                 Employment  Agreement  with Louis S. Beck dated  April 24,
                     1997  incorporated  by  reference  to Exhibit 10.3 to Form
                     10-SB of the Company filed with the Securities and Exchange
                     Commission on June 24, 1997.

10.4                 Employment Agreement  with Harry G. Yeaggy  dated April 24,
                     1997  incorporated  by reference to Exhibit 10.4 to Form
                     10-SB of the Company filed with the Securities and Exchange
                     Commission on June 24, 1997.

10.5                 Employment Agreement with Michael M. Nanosky dated April
                     24, 1997  incorporated by reference to Exhibit 10.5 to Form
                     10-SB of the Company filed with the Securities and Exchange
                     Commission on June 24, 1997.

10.6                 1996 Stock  Option Plan  incorporated  by reference to
                     Exhibit 10.6 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

10.7                 Stock Option  Agreement  incorporated  by reference to
                     Exhibit 10.7 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

10.9                 Investor Agreement  incorporated by reference to Exhibit
                     10.9 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

10.11                Client Service  Agreement  between  Hospitality  Employee
                     Leasing Program, Inc. and the Company incorporated by reference to Exhibit 10.11 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June
                     24, 1997.

10.12                Product Lease and Service Agreement between Computel
                     Systems,  Inc. and the Company incorporated by reference to
                     Exhibit 10.12 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.



10.13 Sublease Agreement between Beck Hospitality Inc. III and the Company (Cincinnati premises) incorporated by reference to Exhibit 10.13 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

10.14 Sublease Agreement between Beck Hospitality Inc. III and the Company (Boca Raton premises) incorporated by reference to Exhibit 10.14 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June
                     24, 1997.

10.16                Partnership   Agreement  of  Kings  Dominion  Lodge,   G.P.
                     incorporated by reference to Exhibit 10.16 to Form 10-SB of
                     the  Company  filed  with  the   Securities   and  Exchange
                     Commission on June 24, 1997.

10.20                Consulting  Agreement  by and  between  the Company and The
                     Cornerstone  Company  incorporated  by reference to Exhibit
                     10.20 to Form 10-QSB for the quarter ended June 30, 1998.

10.21                Purchase  and Sale Agreement  between  Galburton  Inn, Inc.
                     and the Company incorporated by reference to Exhibit 10.21 to Form 10-QSB for the quarter ended June 30, 1998.

10.22                Purchase  and  Sale   Agreement   between   West   Montrose
                     Properties  and the Company  incorporated  by  reference to
                     Exhibit 10.22 to Form 10-QSB for the quarter ended June 30,
                     1998.

10.23                Purchase and Sale Agreement  between North Canton Operating
                     Corp., Canton North Properties and the Company incorporated by reference to Exhibit 10.23 to Form 10-QSB for the quarter ended June 30, 1998.

10.24                Purchase and Sale Agreement between Rockside Road Operating
                     Corp., Rockside Road Properties and the Company incorporated by reference to Exhibit 10.24 to Form
                     10-QSB for the quarter ended June 30, 1998.

10.25 Loan Agreement dated as of August 14, 1998 by and among JAGI Cleveland - Hudson, LLC; JAGI Cleveland -
                     Independence,  LLC; JAGI Montrose  West,  LLC, JAGI North
                     Canton, LLC; and Amresco Capital, L.P. incorporated by reference to Exhibit 10.25 to Form 8-K for the event dated
                     August 14, 1998.


10.26                Note (Fixed Rate) of JAGI Cleveland - Hudson,  LLC dated
                     August 14, 1998 in the principal sum of $13,300,000 and Schedule of Other Notes (Fixed Rate) incorporated by reference to Exhibit 10.26 to Form 8-K for the event dated
                     August 14, 1998.

10.27                Mortgage and  Security  Agreement  dated as of August 14,
                     1998 by and between  JAGI  Cleveland - Hudson,  LLC and
                     Amresco  Capital,  L.P. and Schedule of Other Mortgage and
                     Security  Agreements incorporated by reference to Exhibit
                     10.27 to Form 8-K for the event dated August 14, 1998.

10.28                Security  Agreement  dated as of August 14,  1998 by JAGI
                     Cleveland  - Hudson,  LLC and Amresco Capital L.P.  and
                     Schedule of Other Security Agreements incorporated by reference to Exhibit 10.28 to Form 8-K for the event dated
                     August 14, 1998.

10.29                Second  Mortgage  and  Security  Agreement  dated as of
                     August 14, 1998 by and  between  JAGI Cleveland - Hudson,
                     LLC and Amresco Capital, L.P. and  Schedule of Other Second
                     Mortgage and Security Agreements incorporated by reference to Exhibit 10.29 to Form 8-K for the event dated
                     August 14, 1998.

10.30 Second Security Agreement dated as of August 14, 1998 by and between JAGI Cleveland - Hudson, LLC and Amresco
                     Capital,  L.P. and Schedule of Other Second Security
                     Agreements incorporated by reference to Exhibit 10.30 to Form 8-K for the event dated August 14, 1998.

10.31                Guaranty  dated as of August 14, 1998 by and between the
                     Company and Amresco  Capital,  L.P. and Schedule of Other
                     Guaranties  incorporated  by reference  to Exhibit  10.31
                     to Form 8-K for the event dated August 14, 1998.

10.32 Asset Purchase and Agreement and Plan of Merger by and among the Company, Beck Hospitality Inc. II, Beck
                     Hospitality Inc. III, Louis S. Beck and Harry Yeaggy dated as of January 1, 1999 incorporated by reference to
                     Exhibit 10.32 to Form 8-K for the event dated February 2,
                     1999.

10.33                Stock Appreciation Right Certificate.

10.34 Amended and Restated Registration Rights Agreement dated as of January 1, 1999 with Louis S. Beck.

10.35 Amended and Restated Registration Rights Agreement dated as of January 1, 1999 with Harry G. Yeaggy.

10.36 Stock Appreciation Right Agreement with Paul Tipps dated as of December 18, 1998




16                   Letter by J.H. Cohn LLP to the Securities and Exchange
                     Commission  incorporated by reference to
                     Exhibit 16 to Form 8-K for the event dated April 16, 1998.
21                   Subsidiaries of the Company.
24                   Powers of Attorney.
27                   Financial Data Schedule.

