Form 10QSB
period 1999-03-31
JANUS AMERICAN GROUP INC
filed 1999-05-17
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1999


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



       Registrant's telephone number, including area code: (561) 997-4800


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


  Number of shares of common stock outstanding as of March 31, 1999: 8,671,092



Transitional Small Business Disclosure Format:  Yes |_| No |X|

                           JANUS AMERICAN GROUP, INC.

                                   FORM 10-QSB

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1999



Part I.   Financial Information                                        Page No.

          Item 1.   Financial Statements                                  4-24

          Item 2.   Management's Discussion and Analysis
          Of Financial Condition and Results of Operations               25-30

Part II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                         31

Signature Page                                                              32

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES

                                    INDEX TO
                        CONSOLIDATED FINANCIAL STATEMENTS


                                                                          Page

HISTORICAL FINANCIAL STATEMENTS:

     UNAUDITED CONSOLIDATED BALANCE SHEETS
       MARCH 31, 1999 AND DECEMBER 31, 1998                                 4

     UNAUDITED CONSOLIDATED STATEMENTS
       OF OPERATIONS
          THREE MONTHS ENDED MARCH 31, 1999
          AND MARCH 31, 1998                                                5

     UNAUDITED CONSOLIDATED STATEMENT OF
       OF STOCKHOLDERS' EQUITY
          THREE MONTHS ENDED MARCH 31, 1999                                 6

     UNAUDITED CONSOLIDATED STATEMENTS
       OF CASH FLOWS
          THREE MONTHS ENDED MARCH 31, 1999
          AND MARCH 31, 1998                                                7

     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
     STATEMENTS                                                          8-21

PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS;

     INTRODUCTION TO THE UNAUDITED PRO FORMA
     CONSOLIDATED FINANCIAL STATEMENTS                                     22

     UNAUDITED PRO FORMA CONSOLIDATED STATEMENTS
     OF OPERATIONS THREE MONTHS ENDED MARCH 31, 1999
     AND MARCH 31, 1998                                                    23

     NOTES TO ADJUSTED UNAUDITED PRO FORMA CONSOLIDATED
     FINANCIAL STATEMENTS                                                  24

                           JANUS AMERICAN GROUP, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                   AS AT MARCH 31, 1999 AND DECEMBER 31, 1998


                                     ASSETS

                                                                        March 31,         December 31,
                                                                             1999                 1998
Current assets:
  Cash and cash equivalents                                          $ 11,752,011         $ 12,383,741
  Restricted cash for preferred stock of subsidiary; debt
    service and real estate taxes                                       1,107,131              802,746
  Accounts receivable                                                     661,051            1,422,327
  Current portion of notes receivable                                     275,642              322,043
  Other current assets                                                    198,165              239,206
                                                                      -----------          -----------
     Total current assets                                              13,994,000           15,170,063

Property and equipment, net of accumulated depreciation
  and amortization                                                     99,523,273           74,550,300
Notes receivable                                                          453,194              453,194
Mortgage notes receivable                                               3,308,935            5,425,046
Goodwill, net of accumulated amortization                               6,494,369            6,536,996
Deferred tax asset                                                        800,126              680,126
Other assets                                                            5,865,598            5,868,067
                                                                      -----------          -----------

     Total                                                           $130,439,495         $108,683,792
                                                                      ===========          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable for redemption of preferred stock                          $     36,071         $     41,370
  Current portion of long-term debt                                     4,566,210            2,683,504
  Accounts payable                                                      2,435,591            1,495,253
  Accrued expenses                                                      2,268,218            1,910,248
  Dividends payable                                                           -                    -
                                                                      -----------          -----------
     Total current liabilities                                          9,306,090            6,130,375

Long-term debt, net of current portion                                 73,023,777           60,582,883
Deferred tax liabilities                                                      -                    -
                                                                      -----------          -----------
     Total liabilities                                                 82,329,867           66,713,258

Minority interest                                                       2,441,211            1,773,960

Commitments and contingencies

Stockholders' equity:
  Preferred stock:
    Series B; par value $.01 per share; 20,000 shares
      authorized; 16,788.08 and 10,451.88 shares issued
      and outstanding                                                         168                  105
  Common stock, par value $.01 per share; 15,000,000
    shares authorized; 11,883,220 shares issued                           118,833              118,833
  Additional paid-in capital                                           52,074,257           45,738,120
  Accumulated deficit                                                  (5,108,542)          (4,244,185)
  Treasury stock - 3,212,128 and 3,192,128 common shares,
    at cost                                                            (1,416,299)          (1,416,299)
                                                                      -----------          -----------
     Total stockholders' equity                                        45,668,417           40,196,574
                                                                      -----------          -----------

     Total                                                           $130,439,495         $108,683,792
                                                                      ===========          ===========


                           JANUS AMERICAN GROUP, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,

                                                                        1999                1998
Revenues:
     Hotel revenues:
        Room and related services                                     $ 7,436,508        $1,836,667
        Food and beverage                                               2,381,785           293,046
        Management fees                                                   561,993           375,131
        Other                                                             217,532            30,528
                                                                       ----------         ---------
               Total revenues                                          10,597,818         2,535,372
                                                                       ----------         ---------

Cost and expenses:
     Direct hotel operating expenses:
        Room and related services                                       1,921,078           523,182
        Food and beverage                                               1,863,205           252,180
        Selling and general expenses                                      455,956           127,150
                                                                       ----------         ---------
                 Total direct hotel operating expense                   4,240,239           902,512
      Occupancy and other operating expenes                             1,617,727           421,348
      Selling, general and administrative expenses                      2,518,090           919,336
      Depreciation of property and equipment                            1,275,046           341,724
      Amortization of intangible assets                                    78,426            50,982
                                                                       ----------         ---------
                Total costs and expenses                                9,729,528         2,635,902
                                                                       ----------         ---------

Operating income (loss)                                                   868,290         (100,530)

Other income (expense)
      Interest income                                                     197,048           246,449
      Other income                                                         20,000               -
      Interest expense                                                 (1,671,070)         (458,422)
                                                                       ----------         ---------

Income (loss) before state income taxes and
      minority interest                                                 (585,732)          (312,503)

Provision (credit) for federal income taxes                                   -                 -
Provision for deferred income taxes                                           -                 -
Provision (credit) for state and local income taxes                           -                 -
                                                                       ----------         ----------

Income (loss) before minority interest                                   (585,732)          (312,503)

Minority interest                                                           9,823            (39,751)
                                                                       ----------         ----------

Net income (loss)                                                        (595,555)          (272,752)

Less preferred dividend requirements                                      268,802            197,583
                                                                       ----------          ---------

Net income (loss) applicable to common stock                            $(864,357)        $ (470,335)

Net income (loss) per common share-Basic                                    (0.10)             (0.05)
                                                                             ====               ====

Net income (loss) per common share-Assuming dilution                        (0.10)             (0.05)
                                                                             ====               ====

Basic weighted average common shares outstanding                        8,682,858          8,691,735
                                                                        =========          =========

Weighted average common shares outstanding-assuming dilution            8,682,858          8,691,735
                                                                        =========          =========


                           JANUS AMERICAN GROUP, INC.
            UNAUDITED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999


                                                              Preferred               Common
                                                                Stock                 Stock
                                                            ----------------     ----------------
                                                             Number              Number                            Additional
                                                               of                  of               Comprehensive    Paid-in
                                                             Shares   Amount     Shares    Amount       Income       Capital
                                                            ----------------     ----------------  ----------------------------
Balance January 1. 1999                                     10,451.88    $105  11,883,220  $118,833                $45,738,120
Shares issued to acquire hospitality business                6,336.20      63                                       $6,336,137
Comprehensive Income:
     Net income (loss)                                                                                 $(595,555)
     Decrease in net operating loss valuation allowance
     Use of net operating loss carryforward against
current tax exp.
                                                                                                        --------
Comprehensive Income                                                                                   $(595,555)
                                                                                                        =========
Conversion of  warrants and payment of puts
Preferred Stock Dividends
                                                             --------     ---  ----------   -------                 ----------
Balance at March 31, 1999                                    16788.08    $168  11,883,220  $118,833                $52,074,257
                                                             ========     ===  ==========   =======                 ==========








                                                                            Treasury Stock
                                                                           --------------------
                                                                           Number
                                                            Accumulated      of
                                                              Deficit      Shares        Amount          Total
                                                           ------------------------------------      ------------
Balance January 1. 1999                                     $(4,244,185)  3,192,128   $(1,416,299)    $40,196,574
Shares issued to acquire hospitality business                                                           6,336,200
Comprehensive Income:                                                                                         -
     Net income (loss)                                       (5,955,545)                                 (595,555)
     Decrease in net operating loss valuation allowance                                                       -
     Use of net operating loss carryforward against                                                           -
current tax exp.

Comprehensive Income                                                         20,000                           -

Conversion of  warrants and payment of puts                                                                   -
Preferred Stock Dividends                                     (268,802)                                  (268,802)
                                                             ----------   ---------    ----------      ----------
Balance at March 31, 1999                                   $(5,108,542)  3,212,128   $(1,416,299)    $45,668,417
                                                             ==========   =========    ==========      ==========




                                             JANUS AMERICAN GROUP, INC.
                                   UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                                                         March 31,        March 31,
                                                                             1999             1998
Operating activities:
Net income (loss)                                                     $  (595,555)     $  (272,752)
Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating
     activities:
     Depreciation and amortization                                      1,275,046          341,724
     Amortization of intangible assets                                     78,426           50,982
     Minority Interest                                                      9,823          (39,751)
     Deferred income taxes
     Discontinued operations                                                  -            (73,948)
     Changes in operating assets and liabilities:
          Accounts receivable                                             761,276          108,125
          Other current assets                                             41,041          372,766
          Other asset                                                     343,917         (249,814)
          Accounts payable and accrued expenses                           (98,787)        (605,480)
                                                                       ----------       ----------
              Net  cash provided by operating
                    activities                                          1,815,187         (368,148)
                                                                       ----------       ----------

Investing activities:
     Acquisition of hospitality business, net of
           noncash consideration and cash required                        462,008              -
     Increase in Notes Receivable                                               0           (4,276)
     Purchases of property and equipment                               (1,140,159)        (205,341)
     Gain on sale of subsidiary's net assets                                    0           14,161
     Collections of notes receivable                                       20,764           34,662
                                                                       ----------       ----------
               Net cash ( used in) investing activities                  (657,387)        (160,794)
                                                                       ----------       ----------

Financing activities:
     Dividends Paid                                                      (268,802)        (395,166)
     Decrease (increase) in restricted cash                              (304,385)         171,800
     Repurchase of common stock
     Repurchase of warrants                                                   -
     Conversion of warrants to common stock                                   -              8,823
     Proceeds from long-term borrowings                                       -                -
     Repayments of long-term borrowings                                (1,216,343)        (146,779)
                                                                      -----------       ----------
               Net cash provided by financing activities               (1,789,530)        (361,322)
                                                                       ----------       ----------

Increase (decrease) in cash and cash equivalents                         (631,730)        (890,264)

Cash and cash equivalents, beginning of period                         12,383,741       11,523,848
                                                                       ----------       ----------

Cash and cash equivalents, end of period                              $11,752,011      $10,633,584
                                                                       ==========       ==========

Supplemental disclosure of cash flow data:
     Interest paid                                                    $(1,671,070)     $  (458,422)
                                                                       ==========       ==========
     Income taxes paid Noncash transactions:
     Acquisition of hospitality business                              $ 6,336,200
                                                                       ==========       ==========


                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS



Note 1--Unaudited interim financial statements:

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Janus American Group, Inc. (formerly Janus Industries, Inc.) and subsidiaries (the "Company" or "Janus") as of March 31, 1999, its results of operations and cash flows for the three months ended March 31, 1999 and 1998 and its changes in stockholders' equity for the three months ended March 31, 1999. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of December 31, 1998 and 1997 and for the years then ended (the "Audited Janus Financial Statements") included in the Company's form 10-KSB previously filed with the Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Audited Janus Financial Statements and the other financial statements included in the Form 10-KSB.

         The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations for the full year ending December 31, 1999.

Note 2--Organization:

         As of March 31, 1999, the operations of Janus American Group, Inc. and its' Subsidiaries ("Janus" or the "Company"), which until September 29, 1997 had been named Janus Industries, Inc., were comprised primarily of the operations of eighteen hotels (of which sixteen are wholly-owned, one 85% owned and one 75% owned) and a hotel management company.

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

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


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

         Goodwill:
                  Goodwill, which represents the excess of the costs of acquired businesses over the fair value of the net assets acquired at the respective dates of acquisition, is amortized using the straight-line method over the estimated useful lives of the asset (40 years).

         Impairment of long-lived assets:
                  The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment and goodwill, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. As of March 31, 1999 there was no such impairment.

         Deferred loan costs:
                  Costs incurred to obtain long-term financing are deferred and amortized using the straight-line method (which approximates the interest method) over the terms of the loans.

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 3--Summary of significant accounting policies (continued):

         Revenue recognition:
               The Company recognizes all revenues on an accrual basis as earned.

         Advertising costs:
                  The costs of advertising and promotion are expensed as incurred. Advertising costs charged to operations, all of which were attributable to the Company's hotel operations, amounted to $455,956 and $127,150 for the three months ended March 31, 1999 and 1998 respectively.

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

                  The Reorganization Trust was formed as part of the "Plan". (See Note 2).The Reorganization Trust is considered to be a grantor trust for income tax purposes. Accordingly, any taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Reorganization Trust are recorded in the Federal and state income tax returns of the Company; however, such assets and liabilities are not presented in these consolidated financial statements.

         Stock options:
               In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company will recognize compensation costs as a result of the issuance of stock options

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 3--Summary of significant accounting policies (continued):

                  Stock options (continued):

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

                 JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 3--Summary of significant accounting policies (concluded):

                                                   Quarter Ended             Quarter Ended
                                                   March 31, 1999           March 31, 1998
                                                   --------------           --------------
       Averages shares outstanding-basic              8,691,092                8,691,735

       Effect of dilutive securities-
       dilutive shares contingently
       issuable upon the exercise of
       stock options and warrants                           -                        -
                                                      ---------                ---------

       Averages shares outstanding-
       Assuming dilution                              8,691,092                8,691,735
                                                      =========                =========

Note 4--Acquisitions:

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

          The acquisition was accounted for as a purchase and was allocated as follows:



          Land                                                   $ 4,132,509

          Buildings                                               28,927,552

          Equipment                                                   52,500

          Furniture and fixtures                                   8,090,259

          Prepaids and escrow for product
          improvement program                                      2,907,680
                                                                  ----------

               Total purchase price allocated                    $44,110,500
                                                                  ==========

         Effective January 1, 1999 the Company acquired seven additional hotel properties from affiliates of Louis S. Beck and Harry Yeaggy ("Messrs. Beck and Yeaggy") and two additional hotel management contracts with respect to the hotels known as Knights Inn West Palm Beach in West Palm Beach, Florida and Days Inn Inner Harbor in Baltimore, Maryland ("Beck II").

                 JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 4--Acquisitions (concluded):

          The consideration exchanged by the Company pursuant to the merger agreement with Beck II was the following:

         Issuance of:
                  6336.20 shares of Series B preferred
                  stock with a liquidation
                  preference and estimated
                  fair value of $1,000 per share                     $6,336,200

         The acquisition was reported as a purchase and, accordingly, the results of Beck II have been included in the accompanying unaudited consolidated statements of operations subsequent to January 1, 1999 (the effective date of the acquisition for accounting purposes). In addition, total acquisition costs were allocated to the assets acquired and liabilities assumed based on their estimated fair values on the date of acquisition as shown below.

               Cash                                                 $ 1,120,679
               Accounts Receivable                                       77,835
               Other Current Assets                                       4,088
               Property and Equipment                                25,107,860
               Deferred Tax Assets                                      120,000
               Other Assets                                             761,989
               Accounts Payable                                        (605,864)
               Other Current Liabilities                               (519,469)
               Liability to Seller or Affiliates                     (1,908,267)
               Long Term Debt                                       (17,165,224)
               Minority Interest in the 75% owned
                  hotel corporation                                    (657,427)
                                                                     ----------

                  Total Purchase Price Allocated                    $ 6,336,200
                                                                     ==========

          Unaudited information reflecting the historical results of operations of the Company for the three months ended March 31, 1999 and pro forma results of operations for the three months ended March 31, 1998 as though each of the Cornerstone Hotel Group and Beck II had been acquired as of January 1, 1998 are included herein as Pro forma Consolidated Financial Statements.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 5--Mortgage notes receivable:

          The Mortgages, which were acquired on April 24, 1997 by the Company, are secured by a hotel in Juno Beach, Florida and a campground in Kissimmee, Florida, both of which are owned by entities controlled by Messrs. Beck and Yeaggy. Messrs. Beck and Yeaggy have also personally guaranteed the Mortgages. The Beck II purchase, effective January 1, 1999, included the Juno Beach, Florida, property which was subject to a mortgage note to the Company which resulted in a cancellation of said Note.

                                                                     March 31,           December 31,
                                                                        1999                    1998
          Note  secured  by  hotel  property,   with                $      -              $2,141,749
          interest  at  .5%  above  specified  prime
          rate  (an   effective   rate  of  9.0%  at
          December 31, 1998)

          Note secured by campground, with interest                  3,396,244             3,417,006
          at 8%                                                      ---------             ---------


          Total long-term receivable                                 3,396,244             5,558,755

          Less current portion                                          87,309               133,709
                                                                     ---------             ---------

          Long-term portion, net of current  portion                $3,308,935            $5,425,046
                                                                     =========             =========


          The Campground note is payable in monthly installments of principal and interest through April 2003 with a final installment of all remaining principal and interest in May 2003.

          Principal payments on the Campground note in each of the five years subsequent to December 31, 1998 are:

              Year Ending December 31                         Amount
                       1999                               $   85,586
                       2000                                   92,690
                       2001                                  100,384
                       2002                                  108,716
                       2003                                3,029,629

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 5--Mortgage notes receivable (concluded):

                  The Company derived interest income of $68,202 and $118,893 from the Mortgages during the three months ended March 31, 1999 and 1998 respectively.

Note 6--Property and equipment:

          Property and equipment at March 31, 1999 and December 31, 1998 consisted of the following:

                                                       Years of                March 31,        December 31,
                                                      Useful Life                 1998                1998
                                                      -----------                 ----                ----
           Land                                                             $ 12,678,287        $10,167,507

           Hotels                                         30                  73,913,680         56,004,760

           Hotel furniture and fixtures:                   5                   8,412,099          3,125,877

           Hotel furniture and fixtures:                   9                   8,866,749          8,415,676

           Equipment and vehicles                          5                     174,238             83,212

           Other                                           5                      19,886             19,886
                                                                             -----------         ----------

                                                                             104,064,939         77,816,918

           Less accumulated depreciation and
            amortization                                                       4,541,666          3,266,618
                                                                             -----------         ----------

           Totals                                                           $ 99,523,273        $74,550,300
                                                                             ===========         ==========

Note 7-- Long-term debt:

                                                                       March 31         December 31
                                                                           1999                1998
         Long-term debt consisted of the following:
         Fixed rate mortgage notes payable in monthly
         installments, including interest at rates
         ranging from 8.09% to 10%; the mortgage notes
         mature from August 2000 through January 2016                $62,838,773        $54,320,332

         Variable rate mortgage notes payable in monthly
         installments, including interest at rates varying
         with the prime commercial lending rate, rates
         on U.S.  Treasury  securities and other defined
         indexes (the effective rates at December 31, 1997
         ranged from 8.73% to 9.5%);  the  mortgage notes
         mature from August 1999 through April 2006                   14,054,591          8,823,009


         Equipment notes with various maturities
         through December 2001 and interest at rates
         ranging from 8.98% to 15%                                       696,623            123,046
                                                                      ----------         ----------

         Total long-term debt                                         77,589,987         63,266,387

         Less current portion                                          4,566,210          2,683,504
                                                                      ----------         ----------

         Long-term debt, net of current portion                      $73,023,777        $60,582,883
                                                                      ==========         ==========

                  JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


Note 7-- Long-term debt (concluded):

         Long-term debt is secured by the Company's notes, property and equipment. Principal payments in years subsequent to December 31, 1998 are as follows:

                  Year Ending December 31                       Amount

                           1999                                $4,566,210
                           2000                                 3,511,992
                           2001                                 1,973,184
                           2002                                 1,918,718
                           2003                                 2,029,292


Note 8--Commitments and contingencies:

         Employment agreements:
                  The Company entered into employment agreements whereby it will be obligated to pay minimum salaries to four of its executive officers, including each of Messrs. Beck and Yeaggy, aggregating $750,000 during 1998 and 1999 and $250,000 in 2000.

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

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 8--Commitments and contingencies (concluded):

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

Note 9--Income taxes:

         For financial statement purposes, there was a provision for Federal income taxes at March 31, 1999 and December 31, 1998. Benefits to be realized from the utilization of the net operating loss carryforwards generated prior to the Company's reorganization in February 1990 will be reported as an increase in additional paid-in capital and not as a credit to results of operations. In 1998 the Company increased paid-in-capital by $2,566,000 as a result of such benefits.

         Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a change of more than 50% in the ownership of the corporation during a three-year period. As of March 31, 1999 management believes that such a change in ownership has not occurred.

         A reconciliation of the statutory Federal income tax rate of 34% to the effective tax rate for the provision for income taxes attributable to income from continuing operations follows:

         Deferred taxes were comprised of the following:
                                                                        March 31      December 31
                                                                            1999             1998
            Deferred tax liabilities
               Depreciation and gain recognition                    $  1,885,874     $  1,885,874

            Deferred tax assets
               Net operating loss carryforwards                      165,375,000      165,355,000
               Valuation allowance                                   162,809,000      162,789,000

            Net deferred tax assets                                    2,566,000        2,566,000
                                                                     -----------      -----------

            Net deferred tax asset (liability)                      $    680,126     $    680,126
                                                                     ===========      ===========

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 9--Income taxes (concluded):

         Net operating loss carryforwards consist of federal carryforwards of $486,400,000 principally expiring in years 2000 through 2011.

         The Company's actual tax rate differs from statutory rates due to goodwill, income (loss) from the Reorganization Trust and federal tax refunds.

Note 10--Fair value of financial instruments:

         The Company's financial instruments at March 31, 1999 and 1998 consisted of cash, accounts receivable, mortgage notes receivable, accounts payable and fixed and variable rate mortgage and equipment notes payable. In the opinion of management, (i) cash, accounts receivable and accounts payable were carried at values that approximated their fair values because of their short-term maturities and (ii) mortgage notes receivable and mortgage and equipment notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

Note 11--Minority interest:

         The Company owns 90% of JISubsidiary, 85% of Kings Dominion Lodge and 75% of Motel Associates of Pompano Beach, Inc. The balance of the minority interest in these consolidated subsidiaries at March 31, 1999 and December 31, 1998 and the changes in the minority interest are set forth below:

                                                                  Kings Dominion       Motel Assoc.of
                                               JISubsidiary            Lodge            Pompano Beach            Total
         Balance at January 1, 1999              $ 91,113            1,682,848                  -             $1,773,961

         Initial allocation at the
         date of Acquisition
         of Beck II                                                                         657,427              657,427

         Net Income (loss)                            -                (47,102)              56,925                9,823
                                                   ------            ---------              -------            ---------

         Balance at March 31, 1999                 91,113            1,635,746              714,352            2,441,211
                                                   ======            =========              =======            =========


                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 12--Stockholders equity:
               Capital stock:
                  Information regarding the capital stock of Janus follows:

                  -Preferred stock, par value $.01 per share; 5,000,000 shares authorized at March 31, 1999 and December 31, 1998, respectively, of which 20,000 shares at March 31, 1999 and 12,000 shares at December 31, 1998 were designated as "Series B" (the "Janus Series B preferred stock"); 16,788.08 and 10,451.80 shares were outstanding at March 31, 1999 and December 31, 1998, respectively.

                  -Common stock, par value $.01 per share; 15,000,000 shares authorized; and 11,880,867 shares issued at March 31, 1999 and December 31, 1998; and 3,189,132 shares held as treasury shares at March 31, 1999 and December 31, 1998. At December 31, 1998 and 1997 the Reorganization Trust held shares of Janus common stock for possible future distribution under the Plan which the Reorganization Trust was originally required to vote in proportion to the votes cast by the Company's other stockholders.

                  On April 14, 1997, the Bankruptcy Court issued an order modifying the terms under which the Reorganization Trust votes the shares of Janus common stock it holds. As a result, the Reorganization Trust is now required to vote such shares in proportion to the votes cast by other stockholders, but disregarding shares issued after March 16, 1997.

                  In January 1999 the Company issued 6336.20 shares of Janus Series B preferred stock as consideration for acquisition of Beck II. Total outstanding at March 31, 1999 is 16,788.08.

                  Based on the provisions of Janus' corporate charter and a separate agreement between Janus and Messrs. Beck and Yeaggy, Messrs. Beck and Yeaggy are prohibited from purchasing additional shares of Janus common stock without the prior approval of the Board of Directors.

               Warrants:
                  In July 1996,  the Company  also  issued  warrants to purchase
                  500,000 shares of Janus common stock, which were deemed to have a nominal fair value, as part of the consideration for the acquisition of Pre-Tek. All of the warrants will expire on July 15, 2001. During 1997, warrants to purchase 276,400 shares were repurchased for $102,638. At December 31, 1998, warrants to purchase 110,626 shares were exercisable at $3.00 per share; warrants to purchase 55,312 shares were exercisable at $4.00 per share; and warrants to purchase 55,309 shares were exercisable at $5.00 per share. However, the warrants may only be sold pursuant to an effective registration statement under the securities Act of 1933 or an appropriate exemption from such registration.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

Note 12--Stockholders equity (concluded);
               Warrants (concluded):
                  Commencing in May 1999, the warrants become subject to redemption by the Company at $.25 per warrant on 30 days prior written notice if the market price of the Janus common stock equals or exceeds $10.00 per share for 10 consecutive trading days.

Note 13--Stock options and stock appreciation rights:

          During 1996, the stockholders of the Company approved the adoption of the Janus Industries, Inc. 1996 Stock Option Plan (the "Option Plan"). The Option Plan provides for grants of incentive stock options ("ISOs") and nonstatutory stock options ("NSOs"). ISOs may be issued to any key employee or officer of the Company; NSOs may be issued to any key employee or officer of the Company or any of the Company's independent contractors, agents or consultants other than nonemployee directors. A committee of at least two directors (the "Committee") will determine the dates on which options become exercisable and terminate (provided that options may not expire more than ten years after the date of grant). All outstanding options will become immediately exercisable in the event of a "change in control" (as defined) of the Company. The exercise price of any ISO must be at least 100% of the fair market value on the date of grant (110% for an optionee that holds more than ten percent of the combined voting power of all classes of stock of the Company). NSOs may be granted at any exercise price determined by the Committee. The Company has reserved 300,000 shares of common stock for issuance under the Option Plan.

          The Option Plan permits the Committee to grant stock appreciation rights ("SARs") in connection with any option granted under the Plan. SARs enable an optionee to surrender an option and to receive a payment in cash or common stock, as determined by the Committee, with a value equal to the difference between the fair market value of the common stock on the date of surrender of the related option and the option price.

          Options to purchase 4,000 shares at an exercise price of $2.75 remain outstanding at March 31, 1999.

          In 1998, the Company granted SARs with respect to 25,000 shares of common stock to a director at an exercise price of $2.48 per share, which will be exercisable at any time through December 17, 2003.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

    Note 14--Other related party transactions:

        The Company engages in various transactions with other entities in which Mr. Beck and Mr. Yeaggy have an interest. In addition to interest derived from the Mortgages (see Note 5), results of operations in 1999 and 1998 include revenues and expenses derived from related party transactions as follows:

                                                          March 31      March 31
                                                              1999          1998

         Management fee income (a)                         $   -        $104,847
         Personnel leasing fees (b)                         46,749        14,320
         Management systems fees (c)                        21,000        12,500
         Rent for office facilities and equipment(c)        19,100         9,415
         Reimbursement for Management expenses             $   -        $496,562

          (a) The Company managed 6 hotels for entities controlled by Messrs. Beck and Yeaggy, which were subsequently acquired by the Company effective January 1, 1999.

         (b) The Company pays administrative fees to Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly-owned by Messrs. Beck and Yeaggy, which provides the Company with personnel for the hotels it owns and manages. In addition, the Company reimburses HELP for the actual payments it makes to or on behalf of such employees.

         (c)The Company pays rent and management systems fees for the use of a hotel property management system and related computer hardware and software under an agreement with Computel Computer Systems, Inc., a corporation wholly-owned by Messrs. Beck and Yeaggy.

                   JANUS AMERICAN GROUP, INC. AND SUBSIDIARIES
              UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


Effective January 1, 1999 Janus American Group, Inc. ("Janus") consummated the acquisition of six hotels, a 75% equity interest in a hotel corporation, and two management contracts (collectively "Beck II") that were effectively owned and controlled by Louis S. Beck and Harry Yeaggy ("Messrs. Beck and Yeaggy"), as more fully described in the Company's report on Form 8-K dated February 2, 1999, as amended by Form 8-KA filed April 7, 1999.

On August 14, 1998, Janus consummated the acquisition of four hotels (the "Cornerstone Hotel Group") as more fully described in the Company's report on Form 8-K dated August 28, 1998, as amended by Form 8-KA filed October 16, 1998. The acquisition included the profit from operations commencing July 1, 1998. Janus has accounted for the acquisitions of the Cornerstone Hotel Group and Beck II pursuant to the purchase method of accounting in its historical financial statements based on effective acquisition dates of January 1, 1999 and August 14, 1998 respectively.

The accompanying adjusted unaudited pro forma consolidated statement of operations for the three months ended March 31, 1998 combines the historical consolidated statement of operations of Janus and its subsidiaries for the three months ended March 31, 1998 (including the Cornerstone Hotel Group and Beck II for the period from January 1, 1998 to March 31, 1998 as if the acquisition was consummated as of January 1, 1998.)

The accompanying unaudited pro forma consolidated financial statements are based on the assumptions and adjustments described in the accompanying notes which management believes are reasonable. The unaudited pro forma consolidated financial statements do not purport to represent what the consolidated results of operations actually would have been if the acquisition of Cornerstone Hotel Group and Beck II referred to above had occurred as of January 1, 1998 instead of the actual date of consummation or what the financial position and results of operations would be for any future periods. The unaudited pro forma consolidated financial statements and the accompanying notes should be read in conjunction with the audited and unaudited historical financial statements of Janus and its subsidiaries included in the Form 10-KSB for the year ended December 31, 1998.


                           JANUS AMERICAN GROUP, INC.
             UNAUDITED PROFORMA CONSOLIDATED STATEMENT OF OPERATIONS
                ADJUSTED FOR CORNERSTONE AND BECK II TRANSACTIONS
            FOR THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998


                                                                             Janus            Janus
                                                                          Historical         Proforma
                                                                            3/31/99          3/31/98
Revenues:
     Hotel revenues:
        Room and related services                                         $ 7,436,508      $ 7,541,260
        Food and beverage                                                   2,381,785        2,470,316
        Management fees                                                       561,993          375,131
        Other                                                                 217,532          220,643
                                                                           ----------       ----------
               Total revenues                                              10,597,818       10,607,350

Cost and expenses:
     Direct hotel operating expenses:
            Room and related services                                       1,921,078        2,112,051
            Food and beverage                                               1,863,205        2,030,884
            Selling and general expenses                                      455,956          464,770
                                                                           ----------       ----------
                 Total direct hotel operating                               4,240,239        4,607,705
expense
      Occupancy and other operating expenes                                 1,617,727        1,603,689
      Selling, general and administrative expenses                          2,518,090        2,310,569
      Depreciation of property and equipment                                1,275,046        1,187,456
      Amortization of intangible assets                                        78,426           75,761
                                                                           ----------       ----------
                Total costs and expenses                                    9,729,528        9,785,180

Operating income (loss)                                                       868,290          822,170

Other income (expense)
      Interest income                                                         197,048          197,349
      Other income                                                             20,000              -
      Interest expense                                                     (1,671,070)      (1,711,220)
                                                                           ----------       ----------

Income (loss) before state income taxes and
      minority interest                                                      (585,732)        (691,701)

Federal income tax(benefits)                                                      -                -
Provision for deferred income taxes                                               -                -
Provision (credit) for state and local income                                     -                -
taxes
                                                                           ----------       ----------
Total provision for income taxes                                                  -                -

                                                                           ----------       ----------
Income (loss) before minority interest                                       (585,732)       ($691,701)
Minority interest                                                               9,823          $30,400
                                                                           ----------       ----------
Income (loss) from continuing operations                                     (595,555)       ($722,101)
                                                                           ----------       ----------
Net income (loss)                                                            (595,555)        (722,101)
Less preferred dividend requirements                                          268,802          268,802
                                                                           ----------       ----------
Net income (loss) applicable to common stock                              $  (864,357)     $  (990,903)
                                                                           ==========       ==========

Net income (loss) per common share-Basic                                       (0.10)           (0.11)
Net income (loss) per common share-Assuming                                    (0.10)           (0.11)
dilution
Basic weighted avg. shares outstanding                                      8,682,858        8,691,735
                                                                           ==========       ==========
Basic weighted avg. shares outstanding-assuming
dilution                                                                    8,682,858        8,691,735
                                                                           ==========       ==========


Purchases of the Cornerstone Hotel Group and Beck II:

Information with respect to the cost incurred by Janus to purchase the Cornerstone Hotel Group on August 14, 1998 and (the effective date of the acquisition used for accounting purposes) and Beck II effective January 1, 1999 and the allocation of such costs in accordance with the purchase method of accounting is set forth in Note 4 of the notes to the unaudited consolidated financial statements of Janus included elsewhere herein.

Pro Forma Adjustments to the Unaudited Consolidated Statements of Operations for the three months ended March 31, 1998

(a) To record the effect on interest income resulting from the consolidating elimination of the Janus mortgage note receivable.

(b) To eliminate non-recurring general and administrative expenses of $463,596 for management fees, director fees and auto leases and recording the effect of increased expenses of a regional accounting office.

(c) To record the effects on depreciation expense arising from the allocation of purchase price of the Cornerstone Hotel Group and Beck II between land, buildings, furniture, fixtures and equipment.

(d) To record the effects on amortization expense arising from the amortization of loan fees, franchise fees and prepaid fees incurred in the acquisition of the Cornerstone Hotel Group and Beck II.

(e) To record the dividends attributable to the shares of Series B preferred stock issued as part of the consideration paid to sellers in the acquisition of Beck II.

(f) To record additional interest expense of $329,627 based on acquisition financing of $44,000,000 amortized over 25 years at 8.09% offset by the reduction of interest expense of $49,100 resulting from the elimination as a result of the acquisition of the Juno mortgage payable to the Company.

(g) To record the effect of a minority interest of 25% in the Days Inn Pompano from January 1, 1998 to March 31, 1998.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Three Months Ended March 31, 1999 Compared to the Three Months Ended March 31, 1998

         Historical and Pro forma Results of Operations

         The acquisition of Beck II effective January 1, 1999 (the "Beck-Yeaggy Group"), and the acquisition of the Cornerstone Group in August 1998, were accounted for as purchases. Accordingly, the Company's historical results of operations for the three months ended March 31, 1999 and 1998 included the results of operations of the Beck-Yeaggy Group and the Cornerstone Group subsequent to their effective dates of acquisition for accounting purposes. For that reason, the Company's historical results of operations for the three months ended March 31, 1999 are not directly comparable to those for 1998.

         The Company had a net loss of ($595,555) at March 31, 1999 compared to a net loss of ($272,752) at March 31, 1998. The difference was primarily the result of acquisitions of hotels which are out of season from January 1 to Memorial Day weekend.

         The operations of the Company are comprised primarily of the operations of owned hotels and the Company's management of hotels owned by third parties. To present more comparable information related to operations, the discussion of results of operations will relate to the Company's unaudited pro forma consolidated results of continuing operations for the three months ended March 31, 1999 and 1998. Pro forma statements of operations are included within the Notes to Unaudited Consolidated Financial Statements.

         The unaudited pro forma operating information is based on the assumptions and adjustments described in the attachments and which management believes are reasonable. The unaudited pro forma consolidated information does not purport to represent what the consolidated results of operations actually would have been if the acquisitions of Beck II and the Cornerstone Hotel Group had occurred as of January 1, 1998 instead of the actual date of consummation, or what the financial position and results of operations would be for any future periods. The unaudited pro forma consolidated information should be read in conjunction with the audited historical financial statements of Janus and its subsidiaries included elsewhere herein.

         In addition to combining the historical results of operations of the Company and the historical pre-acquisition results of operations of Beck II and the Cornerstone Hotel Group for the periods from January 1, 1998 to March 31, 1998 as if the acquisition had been consummated on January 1, 1998. Adjustments were made for depreciation of property and equipment based on the fair values of assets acquired; the amortization of goodwill; the net effects of changes to compensation and related expenses based on revised lease agreements and expense sharing arrangements with a related party and revised employment agreements and the issuance of shares of preferred stock as part of the consideration for the acquisition. The provision for income taxes, if applicable, is based upon pro forma income from operations and the statutory Federal and state rates.

         The pro forma consolidated net loss from operations of the Company was ($595,555) for the three months ended March 31, 1999, as compared to net loss of ($722,101) for the three months ended March 31, 1998. The decrease in the loss was primarily the result of decreases in direct operating expenses and increases in management fee income offset by decreases in hotel revenue, food revenue and an increase in depreciation expense.

         Room and related services revenue decreased $104,752 to $7,436,508 in 1999. The decrease was attributable primarily to a decrease in occupancy. The average room rate increased from $54.88 in 1998 to $57.30 for 1999. Occupancy decreased in 1999 by 3.38% to 51.25%.

         Food and beverage revenues are principally a function of the number of guests who stay at each Owned Hotel, local walk-in business and catering sales. The $88,531 decrease in food and beverage sales from $2,470,316 in 1999 to $2,381,785 for the comparable period in 1999 is related to the decreased occupancy at the Company's four full-service hotels offset by increases in menu pricing.

         Management fee income increased $186,862 in 1999 to $561,993 as a result of the addition of new third party management contracts and the termination of a joint marketing venture whereby fee income was shared with a joint venture partner.

         Other hotel related revenues were relatively flat for the three months ended March 31, 1999.

         Direct hotel operating expenses decreased by $367,466 from $4,607,705 in 1998 to $4,240,239 in 1999. Direct room and related services and food and beverage costs decreased as a result of decreased payroll costs, the elimination of contracted cleaning services and a reduction in the number of rooms sold.

         Occupancy and other operating expenses remained stable in 1999.

         Selling, general and administrative expenses increased by $207,521 to $2,518,090 in 1999 from $2,310,569 in 1998 as a result of the addition of staff to meet management requirements, commissions for management contracts and shareholder services costs.

         Depreciation increased by $87,590 in 1999 from $1,187,456 in 1998. The increase was attributable to depreciation for a full year on 1998 additions and a half year on first quarter 1999 additions.

         Interest income remained stable as reductions in cash from the previous year was offset by higher yields on investments.

         Interest expense decreased from $1,711,220 in 1998 to $1,671,070 in 1999. The decrease was attributable to normal principal amortization.

         Minority interest decreased from $30,400 in 1998 to $9,823 in 1999 as net loss from the Kings Dominion partnership increased in 1999 and the net income from the Days Inn Pompano hotel decreased in 1999 from 1998.

Liquidity and Capital Resources

         The following discussion reflects the liquidity and capital resources of the Company after giving effect to the transaction with affiliates of Messrs. Beck and Yeaggy which closed effective January 1, 1999. The Company's principal sources of liquidity are cash on hand (including escrow deposits and replacement reserve), cash from operations, earnings on invested cash and, when required, principally in connection with acquisitions, borrowings (consisting primarily of loans secured by mortgages on real property owned or to be acquired by the Company). The Company's continuing operations are funded through cash generated from its hotel operations. Acquisitions of hotels are expected to be financed through a combination of cash on hand, internally generated cash, issuance of equity securities and borrowings, some of which is likely to be secured by assets of the Company. The Company has no committed lines of credit and there can be no assurance that credit will be available to the Company or if available that such credit will be available on terms and in amounts satisfactory to the Company. The ability of the Company to issue its common or preferred stock is materially restricted by the requirements of the Internal Revenue Code if the Company wishes to preserve its NOLs.

         Historical Changes in Liquidity and Capital Resources

         Total assets increased from $108,683,792 at December 31, 1998 to $130,439,495 at March 31, 1999. The increase in total assets was the result of the acquisition of Beck II described in Note 4 of the Unaudited Consolidated Financial Statements.

         Accounts receivable, property and equipment, other current assets, goodwill, notes receivable, other assets, accounts payable, accrued expenses, long-term debt, paid-in-capital and preferred stock all increased as a result of the acquisitions. The decrease in cash and cash equivalents from $12,383,741 in 1998 to $11,752,011 March 31, 1999 is attributable to capital requirements for improvements prior to reimbursement from replacement reserves and the operations of the hotels out of season.

         At March 31, 1999 the Company had $11,752,011 in cash and cash equivalents.

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

         The Company maintains a number of commercial banking relationships and maintains line of credit totalling $2,200,000 at March 31, 1999.

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

         The Company's long-term debt at March 31, 1999 totals $77,589,987. Mortgage debt totals $76,893,364, which consists of $62,838,773 in fixed rate, fully self-amortizing mortgage loans and $14,054,591 in adjustable rate (3-5 year adjustment period) mortgage loans. Such adjustable rate loans have maturity dates ranging from August 1999 to April 2006. Interest rates on mortgage debt range from 8.09% to 9.75% with a weighted average interest rate of 8.55% effective at March 31, 1999. The approximate scheduled repayments of principal on the long-term debt of the Company for the next five years are: 1999 -- $4,566,210; 2000 -- $3,511,992; 2001 -- $1,973,184; 2002 -- $1,918,718; 2003 --
$2,029,292. Management of the Company currently believes that the cash flow from the Company's hotel operations will be sufficient to make the required amortization payments. Balloon payments required to be made at the maturity of the non-self-amortizing loans are expected to be made from cash on hand at the time or from the proceeds of refinancing. There can be no assurance that the Company will be able to obtain financing, or financing on terms satisfactory to it.

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

Forward Looking Statements

         When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in "Management's Discussion and Analysis or Plan of Operation." The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                           PART II--OTHER INFORMATION



Item 2--Changes in Securities and Use of Proceeds

     (a) Effective January 11, 1999 the Designations, Preferences and Rights of the Company's Preferred Stock, Series B, as set forth in the Company's Restated Certificate of Incorporation, as amended, was amended to increase the number of shares in the Series B from 12,000 to 20,000.

     (b) On February 2, 1999 the Company issued 6,336 shares of its Preferred Stock, Series B, valued at $1,000 per share, as consideraiton in the Beck II merger. The shares were issued as follows: 828 shares to Louis
          S. Beck; 3,924.15 shares to Elbe Financial Group, L.L.C., a company wholly-owned by Mr. Beck; and 1,584.05 shares to Harry G. Yeaggy. No underwriters were involved nor were any commissions paid in connection with such transaction. The Company relied on Section 4(2) of the Securities Act in making the foregoing private placement. No offer was made to any person other than Messrs. Beck and Yeaggy, the owners of Beck II.



Iem 6--Exhibits and Reports on Form 8-K.

     A.   Exhibits

          Exhibit 27:       Financial Data Schedule

     B.   Reports on Form 8-K

          (1) Form 8-K dated February 2, 1999 reporting the acquisition of seven hotel properties

          (2) Form 8-K/A dated February 1, 1999 amending and supplementing the foregoing report by inclusion of financial statements and pro forma financial information

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         JANUS AMERICAN GROUP, INC.


Dated:      May 14, 1999                 /s/James E. Bishop
      ------------------------           ---------------------------------------
                                         James E. Bishop
                                         President


Dated:      May 14, 1999                 /s/Richard A. Tonges
      ------------------------           ---------------------------------------
                                         Richard A. Tonges
                                         Treasurer and Vice President of Finance
                                         (Principal Financial and
                                         Accounting Officer)