Form 10QSB
period 1999-06-30
JANUS AMERICAN GROUP INC
filed 1999-08-16
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       or

[_] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission File Number: 0-22745


                         Janus Hotels and Resorts, Inc.
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


                           Janus American Group, Inc.
                                  (Former name)


Check whether issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Number of shares of common stock outstanding as of June 30, 1999: 8,671,092



Transitional Small Business Disclosure Format: Yes |  | No |X|




                                     1 of 11

                         JANUS HOTELS AND RESORTS, INC.

                                   FORM 10-QSB

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999



Part I.  Financial Information                                         Page No.
Item 1.  Financial Statements
           Unaudited Consolidated Balance Sheets June 30, 1999
             and December 31, 1998                                            3
           Unaudited Consolidated Statements Of Operations For The Three
             Months Ended June 30, 1999 and June 30, 1998                     4
           Unaudited Consolidated Statements Of Operations Six Months
             Ended June 30,1999 and June 30, 1998                             5
           Unaudited Consolidated Statements Of Cash Flows Six Months
             Ended June 30, 1999 and June 30, 1998                            6
           Notes To Unaudited Consolidated Financial Statements               7
Item 2.  Management's Discussion and Analysis Of Financial
           Condition and Results of Operations                                8
Part II. Other Information
Item 4.    Submission of Matters to a Vote of Security Holders               10
Item 6.    Exhibits and Reports on Form 8-K                                  11
         Signature Page                                                      11






















                                    2 of 11


                         JANUS HOTELS AND RESORTS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    AS AT JUNE 30, 1999 AND DECEMBER 31, 1998


                                                                                           June 30,            December 31,
         ASSETS                                                                                1999                    1998
Current assets:
  Cash and cash equivalents                                                            $  9,652,014            $ 12,383,741
  Restricted cash                                                                         1,289,989                 802,746
  Accounts receivable                                                                     1,789,726               1,422,327
  Current portion of notes receivable                                                       217,894                 322,043
  Other current assets                                                                      214,943                 239,206
                                                                                        -----------             -----------
         Total current assets                                                            13,164,566              15,170,063
                                                                                        -----------             -----------

Property and equipment, net                                                              99,947,269              74,550,300
Notes receivable                                                                            453,194                 453,194
Mortgage notes receivable                                                                 3,223,977               5,425,046
Goodwill, net                                                                             6,451,741               6,536,996
Deferred tax asset                                                                          800,126                 680,126
Other assets                                                                              6,741,619               5,868,067
                                                                                        -----------             -----------

                                                                                       $130,782,492            $108,683,792
                                                                                        ===========             ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable for redemption of preferred stock                                            $     36,071            $     41,370
  Current portion of long-term debt                                                       4,130,058               2,683,504
  Accounts payable                                                                        2,691,717               1,495,253
  Accrued expenses                                                                        2,672,966               1,910,248
                                                                                        -----------             -----------
         Total current liabilities                                                        9,530,812               6,130,375
                                                                                        -----------             -----------

Long-term debt, net of current portion                                                   72,522,169              60,582,883

Minority interest                                                                         2,465,471               1,773,960

Stockholders' equity:
  Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    16,788.08 and 10,451.88 shares issued and outstanding                                       168                     105
  Common stock, par value $0.01 per share; 15,000,000 shares authorized;
    11,883,220 shares issued                                                                118,833                 118,833
  Additional paid-in capital                                                             52,074,258              45,738,120
  Accumulated deficit                                                                    (4,512,920)             (4,244,185)
  Treasury stock, 3,212,128 and 3,192,128 common shares, at cost                         (1,416,299)             (1,416,299)
                                                                                        -----------             -----------
         Total stockholders' equity                                                      46,264,040              40,196,574
                                                                                        -----------             -----------

                                                                                       $130,782,492            $108,683,792
                                                                                        ===========             ===========


         See notes to unaudited consolidated financial statements.





                                    3 of 11


                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                                1999                    1998
Revenues:
  Room and related services                                              $10,297,407              $3,127,780
  Food and beverage                                                        2,702,697                 499,807
  Management fees                                                            460,965                 440,902
  Other                                                                      199,611                 104,296
                                                                          ----------               ---------
         Total revenues                                                   13,660,680               4,172,785
                                                                          ----------               ---------

Operating expenses:
  Direct:
    Room and related services                                              2,436,021                 712,996
    Food and beverage                                                      2,097,301                 414,022
    Selling and general                                                      549,002                 168,327
                                                                          ----------               ---------
         Total direct expenses                                             5,082,324               1,295,345
                                                                          ----------               ---------
  Occupancy expenses                                                       1,725,823                 461,637
  Selling, general and administrative expenses                             2,990,647               1,174,672
  Depreciation                                                             1,324,775                 356,747
  Amortization                                                                79,081                  45,364
                                                                          ----------               ---------
         Total operating expenses                                         11,202,650               3,333,765
                                                                          ----------               ---------

Operating income                                                           2,458,030                 839,020

Other income (expense):
  Interest expense                                                        (1,676,134)               (466,565)
  Interest income                                                            167,120                 391,594
  Other                                                                      (15,221)                     -
                                                                          ----------               ---------

         Income before income taxes and minority interest                    933,795                 764,049

Provision (credit) for income taxes                                               -                 (261,215)
                                                                          ----------               ---------

         Income before minority interest                                     933,795               1,025,264

Minority interest                                                             24,259                  40,846
                                                                          ----------               ---------

         Net income                                                          909,536                 984,418

Less preferred dividend requirement                                          313,914                 195,975
                                                                          ----------               ---------

Net income applicable to common stock                                    $   595,622              $  788,443
                                                                          ==========               =========

Net income per common share:
  Basic                                                                        $0.07                   $0.09
                                                                                ====                    ====
  Diluted                                                                      $0.07                   $0.09
                                                                                ====                    ====

Weighted average common share:
  Basic                                                                    8,671,092               8,691,735
                                                                           =========               =========
  Diluted                                                                  8,671,092               8,691,735
                                                                           =========               =========



         See notes to unaudited consolidated financial statements.




                                    4 of 11


                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                         1999                    1998
Revenues:
  Room and related services                                       $17,733,915              $4,964,447
  Food and beverage                                                 5,084,482                 792,853
  Management fees                                                   1,022,958                 816,033
  Other                                                               417,143                 134,824
                                                                   ----------               ---------
         Total revenues                                            24,258,498               6,708,157
                                                                   ----------               ---------

Operating expenses:
  Direct:
    Room and related services                                       4,357,099               1,236,178
    Food and beverage                                               3,960,506                 666,202
    Selling and general                                             1,004,958                 295,477
                                                                   ----------               ---------
         Total direct expenses                                      9,322,563               2,197,857
                                                                   ----------               ---------
  Occupancy expenses                                                3,343,550                 882,985
  Selling, general and administrative expenses                      5,508,737               2,094,008
  Depreciation                                                      2,599,821                 698,471
  Amortization                                                        157,507                  96,346
                                                                   ----------               ---------
         Total operating expenses                                  20,932,178               5,969,667
                                                                   ----------               ---------

Operating income                                                    3,326,320                 738,490

Other income (expense):
  Interest expense                                                 (3,347,204)               (924,987)
  Interest income                                                     364,168                 638,043
  Other                                                                 4,779                      -
                                                                   ----------               ---------

         Income before income taxes and minority interest             348,063                 451,546

Provision (credit) for income taxes                                        -                 (261,215)
                                                                   ----------               ---------

         Income before minority interest                              348,063                 712,761

Minority interest                                                      34,082                   1,095
                                                                   ----------               ---------

         Net income                                                   313,981                 711,666

Less preferred dividend requirement                                   582,716                 393,558
                                                                   ----------               ---------

Net income (loss) applicable to common stock                      $  (268,735)             $  318,108
                                                                   ==========               =========

Net income (loss) per common share:
  Basic                                                                $(0.03)                  $0.04
                                                                        =====                    ====
  Diluted                                                              $(0.03)                  $0.04
                                                                        =====                    ====

Weighted average common share:
  Basic                                                             8,676,948               8,691,735
                                                                    =========               =========
  Diluted                                                           8,676,948               8,691,735
                                                                    =========               =========



         See notes to unaudited consolidated financial statements.




                                    5 of 11


                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998


                                                                                               1999                    1998
Operating activities:
Net income                                                                              $   313,981             $   711,665
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
  Depreciation and amortization                                                           2,599,821                 698,471
  Amortization of intangible assets                                                         157,507                  96,346
  Minority interest                                                                          34,082                   1,095
  Discontinued operations                                                                        -                  (73,948)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                    (367,399)                (23,884)
    Other current assets                                                                     24,263                 266,414
    Other assets                                                                           (568,555)               (575,150)
    Accounts payable and accrued expenses                                                   562,088                (134,502)
                                                                                         ----------              ----------
         Net cash provided by operating activities                                        2,755,788                 966,507
                                                                                         ----------              ----------

Investing activities:
Acquisition of hospitality business, net of noncash consideration and cash acquired         462,008                      -
Increase in notes receivable                                                                     -                   (4,276)
Purchases of property and equipment                                                      (2,888,930)               (645,034)
Gain on sale of subsidiary's net assets                                                          -                   14,161
Collections of notes receivable                                                             163,470                  84,536
                                                                                         ----------              ----------
         Net cash used in investing activities                                           (2,263,452)               (550,613)
                                                                                         ----------              ----------

Financing activities:
Dividends paid                                                                             (582,716)               (393,558)
Decrease (increase) in restricted cash                                                     (487,243)                     -
Conversion of warrants to common stock                                                           -                    8,823
Proceeds from long-term borrowings                                                               -                       -
Repayments of long-term borrowings                                                       (2,154,104)               (291,425)
                                                                                         ----------              ----------
         Net cash used in financing activities                                           (3,224,063)               (676,160)
                                                                                         ----------              ----------

Increase (decrease) in cash and cash equivalents                                         (2,731,727)               (260,266)

Cash and cash equivalents, beginning of period                                           12,383,741              11,523,848
                                                                                         ----------              ----------

Cash and cash equivalents, end of period                                                $ 9,652,014             $11,263,582
                                                                                         ==========              ==========

Supplemental disclosure of cash flow data:
  Interest paid                                                                         $ 3,347,204             $   924,987
                                                                                         ==========              ==========

Noncash transactions:
  Acquisition of hospitality business                                                   $ 6,336,200
                                                                                         ==========


         See notes to unaudited consolidated financial statements.




                                    6 of 11

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1--Unaudited interim financial statements:

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Janus Hotels and Resorts, Inc. (formerly Janus American Group, Inc.) and subsidiaries (the "Company" or "Janus") as of June 30, 1999, its results of operations for the three months and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of December 31, 1998 and for the years then ended (the "Audited Janus Financial Statements") included in the Company's form 10-KSB previously filed with the Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Audited Janus Financial Statements and the other financial statements included in the Form 10-KSB.

         The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations for the full year ending December 31, 1999.

Note 2--Organization:

         As of June 30, 1999, the Company owned and operated eighteen hotels (of which sixteen are wholly-owned, one 85% owned and one 75% owned) and a hotel management company which manages hotels for unrelated parties.

Note 3--Acquisition:

         Effective January 1, 1999 the Company acquired all of the outstanding shares of Beck Hospitality, Inc. II ("Beck II"), which owned seven hotels and two hotel management contracts with respect to the hotels known as Knights Inn West Palm Beach in West Palm Beach, Florida and Days Inn Inner Harbor in Baltimore, Maryland. The purchase price of $6,336,200 approximated the fair value of the net assets acquired. The acquisition was accounted for under the purchase method. The results of operations of the acquired business are included in the consolidated financial statements from the effective date of acquisition. The consideration exchanged by the Company pursuant to the merger agreement with Beck II was the issuance of 6,336.20 shares of Series B preferred stock with a liquidation preference of $1,000 per share for a total value of $6,336,200.

         The following unaudited pro forma information presents the results of operations of the Company for the three months and six months ended June 30, 1998 as if the acquisition had taken place on January 1, 1998:

    (in   thousands,   except  per     Three Months Ended     Six Months Ended
    share amounts)                       June 30, 1998         June 30, 1998
    -------------------------------  ----------------------  ------------------
    Revenues                               $6,728,433           $11,385,779
    Net income                              1,248,072               886,164
    Earnings per share:
       Basic                                 $0.11                 $0.03
       Diluted                               $0.11                 $0.03


Note 4--Litigation:

         The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's consolidated financial statements in subsequent years.







                                    7 of 11

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The operations of the Company are comprised primarily of the operations of owned hotels and the Company's management of hotels owned by third parties.

The Company had net income of $909,536 for the three months ended June 30, 1999 compared to $984,418 for the three months ended June 30, 1998. The Company had net income of $313,981 for the six months ended June 30, 1999 compared to net income of $711,665 for the six months ended June 30, 1998. These decreases were primarily the result of lower occupancy rates, higher selling, general and administrative expenses and increased depreciation associated with the acquisitions.

Three  Months  Ended June 30, 1999  Compared to the Three  Months Ended June 30,
1998

Room and related services revenue increased 229.2% to $10,297,407 in 1999 from $3,127,780 in 1998. The increase was attributable primarily to acquisitions. The average room rate increased to $59.13 for 1999 from $49.89 in 1998. Occupancy decreased in 1999 to 68.3% from 71.1% in 1998 partly due to management's decision to increase room rates in segments of various markets. Excluding the acquisitions made in 1998 and 1999, room and related services revenue decreased 0.5%.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues increased 440.8% to $2,702,697 in 1999 from $499,807 in 1998. This increase is related primarily to acquisitions. Excluding the acquisitions made in 1998 and 1999, food and beverage revenues decreased 6.1%.

Management fee income increased 4.6% to $460,965 in 1999 from $440,902 in 1998. This increase is due to the addition of new third party management contracts.

Total direct operating expenses increased 292.4% to $5,082,324 in 1999 from $1,295,345 in 1998 and increased as a percentage of room and related services and food and beverage revenues to 39.1% from 35.7%. Excluding the acquisitions made in 1998 and 1999, total direct operating expenses increased 1.1%.

Occupancy expenses increased 273.9% to $1,725,823 from $461,637 in 1998. Excluding the acquisitions made in 1998 and 1999, occupancy expenses increased 4.5%.

Selling, general and administrative expenses increased 154.6% to $2,900,647 in 1999 from $1,174,672 in 1998 but decreased as a percentage of total revenues to 21.9% from 28.2%. Excluding the acquisitions made in 1998 and 1999, selling, general and administrative expenses increased 33.2%. This increase is attributable to additional regional management salaries, commissions on management contracts and increased legal expenses.

Depreciation increased by $968,028 in 1999 from $356,747 in 1998. The increase was primarily attributable to depreciation for the acquisitions made in 1998 and 1999.

Interest income decreased to $167,120 in 1999 from $391,594 in 1998. In 1998 interest income included interest related to a federal income tax refund and a note receivable from a property acquired at the beginning of 1999.

Interest expense increased to $1,676,134 in 1999 from $466,565 in 1998. The increase was attributable to the debt incurred or assumed for the acquisitions.

Minority interest decreased to $24,259 in 1999 from $40,846 in 1998 as net income from the Kings Dominion partnership decreased in 1999 and the Days Inn Pompano hotel incurred a loss in 1999.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

Room and related services revenue increased 257.2% to $17,733,915 in 1999 from $4,964,447 in 1998. The increase was attributable primarily to acquisitions. The average room rate increased to $58.35 for 1999 from $46.96 in 1998. Occupancy decreased in 1999 to 59.8% from 60.2% in 1998 partly due to management's decision to increase room rates in segments of various markets. Excluding the acquisitions made in 1998 and 1999, room and related services revenue remained even.

Food and beverage revenues increased 541.3% to $5,084,482 in 1999 from $792,853 in 1998. This increase is related to acquisitions. Excluding the acquisitions made in 1998 and 1999, food and beverage revenues decreased 6.3%.

Management fee income increased 25.4% to $1,022,958 in 1999 from $816,033 in 1998. This increase is due to the addition of new third party management contracts.

                                    8 of 11

Total direct operating expenses increased 324.2% to $9,322,563 in 1999 from $2,197,857 in 1998 and increased as a percentage of room and related services and food and beverage revenues to 40.9% from 38.2%. Excluding the acquisitions made in 1998 and 1999, total direct operating expenses increased 1.1%.

Occupancy expenses increased 278.7% to $3,343,550 in 1999 from $882,985. Excluding the acquisitions made in 1998 and 1999, occupancy expenses increased 1.3%.

Selling, general and administrative expenses increased 163.1% to $5,508,737 in 1999 from $2,094,008 in 1998 but decreased as a percentage of total revenues to 22.7% from 31.2%. Excluding the acquisitions made in 1998 and 1998, selling, general and administrative expenses increased 28.1%. This increase is attributable to additional regional management salaries, commissions on management contracts and increased legal expenses.

Depreciation increased by $1,901,350 in 1999 from $698,471 in 1998. The increase was primarily attributable to depreciation for the acquisitions made in 1998 and 1999.

Interest income decreased to $364,168 in 1999 from $638,043 in 1998. In 1998 interest income included interest related to a federal income tax refund and a note receivable from a property acquired at the beginning of 1999.

Interest expense increased to $3,347,204 in 1999 from $924,987 in 1998. The increase was attributable to the debt incurred or assumed for the acquisitions.

Minority interest increased to $34,082 in 1999 from $1,095 in 1998 reflecting the results of operations from the Days Inn Pompano hotel and the Kings Dominion partnership in 1999.

Liquidity and Capital Resources

Total assets increased to $130,782,492 at June 30, 1999 from $108,683,792 at December 31, 1998. The increase in total assets was the result of the acquisition of Beck II described in Note 3 of the Unaudited Consolidated Financial Statements.

Net cash provided by operating activities increased to $2,755,788 in the six months ended June 30, 1999 from $968,115 in the six months ended June 30, 1998, an increase of $1,787,673. The increase is primarily the result of the acquisitions made in 1998 and 1999.

Net cash used in investing activities increased to $2,263,452 in the six months ended June 30, 1999 from $550,613 in the six months ended June 30, 1998. The increase is primarily the result of an increase in capital expenditures of $2,243,896. The Company plans to spend an additional $2,132,000 on capital improvements during the remainder of 1999.

Net cash used in financing activities increased to $3,224,063 in the six months ended June 30, 1999 from $677,768 in the six months ended June 30, 1998. The increase is primarily the result of an increase in the repayments of long-term borrowings of $1,862,679.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $6,083,648 during the six months ended June 30, 1999. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

The Company maintains a number of commercial banking relationships and maintains a line of credit totaling $2,200,000, which had an outstanding balance of $1,500,000 at June 30, 1999.

The Company's principal sources of liquidity are cash on hand (including escrow deposits and replacement reserves), cash from operations, earnings on invested cash and, when required, principally in connection with acquisitions, borrowings (consisting primarily of loans secured by mortgages on real property owned or to be acquired by the Company). The Company's continuing operations are funded through cash generated from its hotel operations. Acquisitions of hotels are expected to be financed through a combination of cash on hand, internally generated cash, issuance of equity securities and borrowings, some of which is likely to be secured by assets of the Company.

Seasonality

Demand at many of the Company's hotels is affected by seasonal patterns. Demand for hotel rooms in the industry generally tends to be lower during the first and fourth quarters and higher in the second and third quarters. Accordingly, the Company's revenues reflect similar seasonality.


                                    9 of 11

Year 2000 Issues

The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has initiated a plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using the two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company anticipates completing this work by September 30, 1999. The Company is also in the process of working with each of its property general managers to complete a plan in order to ensure that all of the computerized operations of the hotels for the year 2000 run properly. All hotels will have a Year 2000 test prior to September 30, 1999 to ensure that the Year 2000 does not cause any significant problems with the hotels' ability to rent rooms.

Forward Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


                           PART II--OTHER INFORMATION

Items 1 to 3

         None

Item  4 - Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on May 21, 1999. The following are the results of matters submitted to stockholders for a vote:

         Matter                                     For         Withheld
         ------                                     ---         --------
         Election of Directors:
         Class C Directors
         -----------------
         Harry G. Yeaggy                         6,102,951       28,370
         James E. Bishop                         6,102,557       28,763
         Michael  M. Nanosky                     6,102,951       28,370

         Class B Director
         Vincent W. Hatala, Jr.                  6,103,314       28,006

                                                  For        Against    Withheld
         Ratification of the appointment of
         Grant Thornton LLP as independent
         auditors for the year ending
         December 31, 1999                     6,124,559      3,299       3,468

         Approval of an amendment to the
         Company's Restated Certificate of
         Incorporation to change the
         Company's name to Janus Hotels and
         Resorts, Inc.                         6,128,832      1,014       1,475


Item 5 - Other Information

         None

                                    10 of 11

Item 6 - Exhibits and Reports on Form 8-K.

     A.   Exhibits

          Exhibit 27: Financial Data Schedule

     B.   Reports on Form 8-K

          None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         JANUS HOTELS AND RESORTS, INC.

Dated:  August 16, 1999                  /s/James E. Bishop
                                         James E. Bishop
                                         President

Dated:  August 16, 1999                  /s/ Richard A. Tonges
                                         Richard A. Tonges
                                         Treasurer and Vice President of Finance
                                         (Principal Financial and Accounting
                                         Officer)





























                                    11 of 11