Form 10QSB
period 1999-09-30
JANUS AMERICAN GROUP INC
filed 1999-11-15
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       or

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



                                  (Former name)


Check whether issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Number of shares of common stock outstanding as of September 30, 1999: 8,671,092



Transitional Small Business Disclosure Format: Yes |  | No |X|


                         JANUS HOTELS AND RESORTS, INC.

                                   FORM 10-QSB

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


Part I.    Financial Information                                                                             Page No.
Item 1.    Financial Statements
             Unaudited Consolidated Balance Sheets As Of September 30, 1999
               and December 31, 1998                                                                              3
             Unaudited Consolidated Statements Of Operations For The Three Months
               Ended September 30, 1999 and 1998                                                                  4
             Unaudited Consolidated Statements Of Operations For The Nine Months
               Ended September 30, 1999 and 1998                                                                  5
             Unaudited Consolidated Statements Of Cash Flows For The Nine Months
               Ended September 30, 1999 and 1998                                                                  6
           Notes To Unaudited Consolidated Financial Statements                                                   7
Item 2.    Management's Discussion and Analysis Of Financial Condition and Results of Operations                  9
Part II.   Other Information
Items 1-5                                                                                                        11
Item 6.    Exhibits and Reports on Form 8-K                                                                      11
           Signature Page                                                                                        12



                         JANUS HOTELS AND RESORTS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

                                                                                      September 30,            December 31,
                                                                                               1999                    1998
         ASSETS
Current assets:
  Cash and cash equivalents                                                            $ 10,494,737            $ 12,383,741
  Restricted cash                                                                         2,759,377                 802,746
  Accounts receivable                                                                     2,666,979               1,422,327
  Current portion of notes receivable                                                       534,833                 322,043
  Other current assets                                                                      209,986                 239,206
                                                                                        -----------             -----------
         Total current assets                                                            16,665,912              15,170,063
                                                                                        -----------             -----------

Property held for sale                                                                   14,167,560                      -
Property and equipment, net                                                              83,991,204              74,550,300
Notes receivable                                                                                 -                  453,194
Mortgage notes receivable                                                                 3,424,999               5,425,046
Goodwill, net                                                                             6,409,114               6,536,996
Deferred tax asset                                                                        1,168,388                 680,126
Other assets                                                                              5,455,138               5,868,067
                                                                                        -----------             -----------
                                                                                       $131,282,315            $108,683,792
                                                                                        ===========             ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Payable for redemption of preferred stock                                            $     35,621            $     41,370
  Current portion of long-term debt                                                       2,585,275               2,683,504
  Accounts payable                                                                        1,866,763               1,495,253
  Accrued expenses                                                                        4,450,313               1,910,248
                                                                                        -----------             -----------
         Total current liabilities                                                        8,937,972               6,130,375
                                                                                        -----------             -----------

Long-term debt, net of current portion                                                   71,149,056              60,582,883

Minority interest                                                                         2,525,411               1,773,960

Stockholders' equity:
  Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    16,788.08 and 10,451.88 shares issued and outstanding                                       168                     105
  Common stock, par value $0.01 per share; 15,000,000 shares authorized;
    11,883,220 shares issued                                                                118,833                 118,833
  Additional paid-in capital                                                             52,074,258              45,738,120
  Accumulated deficit                                                                    (2,107,084)             (4,244,185)
  Treasury stock, 3,212,128 and 3,192,128 common shares, at cost                         (1,416,299)             (1,416,299)
                                                                                        -----------             -----------
         Total stockholders' equity                                                      48,669,876              40,196,574
                                                                                        -----------             -----------
                                                                                       $131,282,315            $108,683,792
                                                                                        ===========             ===========

         See notes to unaudited consolidated financial statements.


                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                               1999                    1998
Revenues:
  Room and related services                                                             $12,689,305             $ 9,645,826
  Food and beverage                                                                       2,793,761               2,783,325
  Management fees                                                                           517,214                 317,976
  Other                                                                                     247,481                 236,530
                                                                                         ----------              ----------
         Total revenues                                                                  16,247,761              12,983,657
                                                                                         ----------              ----------

Operating expenses:
  Direct:
    Room and related services                                                             2,867,023               2,173,103
    Food and beverage                                                                     2,194,057               2,368,169
    Selling and general                                                                     534,879                 632,742
                                                                                         ----------              ----------
         Total direct expenses                                                            5,595,959               5,174,014
                                                                                         ----------              ----------
  Occupancy expenses                                                                      1,793,557               1,431,353
  Selling, general and administrative expenses                                            3,291,592               2,135,026
  Depreciation                                                                              292,152                 840,942
  Amortization                                                                               80,095                  58,521
                                                                                         ----------              ----------
         Total operating expenses                                                        11,053,355               9,639,856
                                                                                         ----------              ----------

Operating income                                                                          5,194,406               3,343,801

Other income (expense):
  Interest expense                                                                       (1,628,050)             (1,289,484)
  Interest income                                                                           161,856                 248,304
  Other                                                                                    (168,111)                     -
                                                                                         ----------             ----------

         Income from continuing operations before income taxes and minority interest      3,560,101               2,302,621

Provision for income taxes                                                                  651,861                 230,895
                                                                                         ----------             -----------

         Income from continuing operations before minority interest                       2,908,240               2,071,726

Minority interest                                                                            59,940                 111,407
                                                                                         ----------             -----------

         Income from continuing operations                                                2,848,300               1,960,319

Loss on disposal of discontinued operations, net of taxes                                   128,547                      -
                                                                                         ----------             -----------

         Net income                                                                       2,719,753               1,960,319

Less preferred dividend requirement                                                         313,914                 197,584
                                                                                         ----------             -----------

Net income applicable to common stock                                                   $ 2,405,839            $  1,762,735
                                                                                         ==========             ===========

Basic income per common share:
  Income from continuing operations                                                           $0.29                   $0.20
  Loss on disposal of discontinued operations                                                  0.01                      -
                                                                                               ----                    ----
  Net income                                                                                  $0.28                   $0.20
                                                                                               ====                    ====

Diluted income per common share:
  Income from continuing operations                                                           $0.29                   $0.20
  Loss on disposal of discontinued operations                                                  0.01                      -
                                                                                               ----                    ----
  Net income                                                                                  $0.28                   $0.20
                                                                                               ====                    ====

Weighted average common shares:
  Basic                                                                                   8,671,092               8,694,088
                                                                                          =========               =========
  Diluted                                                                                 8,671,092               8,915,335
                                                                                          =========               =========

         See notes to unaudited consolidated financial statements.


                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                               1999                    1998
Revenues:
  Room and related services                                                             $30,423,220             $14,610,273
  Food and beverage                                                                       7,878,243               3,576,178
  Management fees                                                                         1,540,172               1,134,009
  Other                                                                                     664,624                 371,354
                                                                                         ----------              ----------
         Total revenues                                                                  40,506,259              19,691,814
                                                                                         ----------              ----------

Operating expenses:
  Direct:
    Room and related services                                                             7,224,122               3,409,281
    Food and beverage                                                                     6,154,563               3,034,371
    Selling and general                                                                   1,539,837                 928,219
                                                                                         ----------              ----------
         Total direct expenses                                                           14,918,522               7,371,871
                                                                                         ----------              ----------
  Occupancy expenses                                                                      5,137,107               2,314,338
  Selling, general and administrative expenses                                            8,800,329               4,229,034
  Depreciation                                                                            2,891,973               1,539,413
  Amortization                                                                              237,602                 154,867
                                                                                         ----------              ----------
         Total operating expenses                                                        31,985,533              15,609,523
                                                                                         ----------              ----------

Operating income                                                                          8,520,726               4,082,291

Other income (expense):
  Interest expense                                                                       (4,975,254)             (2,214,471)
  Interest income                                                                           526,024                 886,347
  Other                                                                                    (163,332)                     -
                                                                                         ----------              ----------
         Income from continuing operations before income taxes and minority interest      3,908,164               2,754,167

Provision (credit) for income taxes                                                         651,861                 (30,320)
                                                                                         ----------              ----------

         Income from continuing operations before minority interest                       3,256,303               2,784,487

Minority interest                                                                            94,022                 112,502
                                                                                         ----------              ----------

         Income from continuing operations                                                3,162,281               2,671,985

Loss on disposal of discontinued operations, net of taxes                                   128,547                      -
                                                                                         ----------              ----------

         Net income                                                                       3,033,734               2,671,985

Less preferred dividend requirement                                                         896,630                 591,142
                                                                                         ----------              ----------

Net income applicable to common stock                                                   $ 2,137,104             $ 2,080,843
                                                                                         ==========              ==========

Basic income per common share:
  Income from continuing operations                                                           $0.26                   $0.24
  Loss on disposal of discontinued operations                                                  0.01                      -
                                                                                               ----                    ----
  Net income                                                                                  $0.25                   $0.24
                                                                                               ====                    ====

Diluted income per common share:
  Income from continuing operations                                                           $0.26                   $0.23
  Loss on disposal of discontinued operations                                                  0.01                      -
                                                                                               ----                    ----
  Net income                                                                                  $0.25                   $0.23
                                                                                               ====                    ====

Weighted average common shares:
  Basic                                                                                   8,674,975               8,693,855
                                                                                          =========               =========
  Diluted                                                                                 8,674,975               8,915,102
                                                                                          =========               =========


         See notes to unaudited consolidated financial statements.


                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


                                                                                               1999                    1998
Operating activities:
Net income                                                                              $ 3,033,734             $ 2,671,985
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
  Depreciation and amortization                                                           2,891,973               1,539,413
  Amortization of intangible assets                                                         237,602                 154,867
  Deferred taxes                                                                            259,171                      -
  Minority interest                                                                          94,022                 112,502
  Loss on sale of property                                                                  168,110                      -
  Discontinued operations                                                                   143,628                 (73,948)
  Changes in operating assets and liabilities:
    Accounts receivable                                                                  (1,244,652)             (1,201,574)
    Other current assets                                                                     29,220                 212,092
    Other assets                                                                            786,830              (3,871,097)
    Accounts payable and accrued expenses                                                   817,932               2,670,966
                                                                                         ----------              ----------
         Net cash provided by operating activities                                        7,217,570               2,215,206
                                                                                         ----------              ----------

Investing activities:
Acquisition of hospitality business, net of noncash consideration and cash acquired         462,008                      -
Increase in notes receivable                                                               (250,000)                 (4,276)
Purchases of property and equipment                                                      (3,992,024)               (904,864)
Proceeds from sale of property                                                            2,250,000                      -
Gain on sale of subsidiary's net assets                                                          -                   14,161
Collections of notes receivable                                                             348,703                 130,188
                                                                                         ----------              ----------
         Net cash used in investing activities                                           (1,181,313)               (764,791)
                                                                                         ----------              ----------

Financing activities:
Dividends paid                                                                             (896,630)               (788,707)
Increase in restricted cash                                                              (1,956,631)                     -
Conversion of warrants to common stock                                                           -                    8,823
Proceeds from long-term borrowings                                                               -                2,804,878
Repayments of long-term borrowings                                                       (5,072,000)               (434,101)
                                                                                         ----------              ----------
         Net cash (used in) provided by  financing activities                            (7,925,261)              1,590,893
                                                                                         ----------              ----------

Increase (decrease) in cash and cash equivalents                                         (1,889,004)              3,041,308

Cash and cash equivalents, beginning of period                                           12,383,741              11,523,848
                                                                                         ----------              ----------

Cash and cash equivalents, end of period                                                $10,494,737             $14,565,156
                                                                                         ==========              ==========

Supplemental disclosure of cash flow data:
  Interest paid                                                                         $ 3,347,204             $ 2,214,471
                                                                                         ==========              ==========

Noncash transactions:
  Acquisition of hospitality business
    Assets acquired                                                                     $27,192,451
    Liabilities assumed                                                                  20,856,251
                                                                                         ----------
    Value of stock issued                                                               $ 6,336,200
                                                                                         ==========


         See notes to unaudited consolidated financial statements.

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 -- Unaudited interim financial statements:

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Janus Hotels and Resorts, Inc. (formerly Janus American Group, Inc.) and subsidiaries (the "Company" or "Janus") as of September 30, 1999, its results of operations for the three months and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of December 31, 1998 and for the years then ended (the "Audited Janus Financial Statements") included in the Company's form 10-KSB previously filed with the Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Audited Janus Financial Statements and the other financial statements included in the Form 10-KSB.

         The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results of operations for the full year ending December 31, 1999.

Note 2 -- Organization:

         As of September 30, 1999, the Company owned and operated seventeen hotels (of which fifteen are wholly-owned, one 85% owned and one 75% owned) and a hotel management company which manages hotels for unrelated parties.

Note 3 - Change in Estimated Useful Lives:

         Effective July 1, 1999, Janus completed significant renovations of its portfolio of properties in accordance with its operating plan. These renovations upgraded the facilities and improved the average daily room rate. The Company provided the liquidity to perform these renovations and management continues to anticipate that further acquisitions will be subjected to the same operating plan. The result of these improvements is that the useful life of the previously acquired properties was increased to reflect the upgrades. Building and mechanical improvement lives were changed to reflect this renovation and are now depreciated from 15 to 40 years. The new equipment and existing equipment has a life range of 5 to 10 years. Management believes the revised estimated useful lives provide a better matching of costs and revenues. The effect of this change on net income for the nine months ended September 30, 1999 was to increase net income by approximately $510,000 or $0.06 per diluted share.

Note 4 - Allocation of Purchase Price:

         In August 1998, the Company acquired four hotel properties. During the third quarter of 1999, the Company finalized the allocation of the purchase price based on appraised values between land, buildings, equipment, and furniture and fixtures. As a result, depreciation expense was reduced by approximately $347,000 in the third quarter of 1999.

Note 5 -- Acquisition:

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

         The following unaudited pro forma information presents the results of operations of the Company for the three months and nine months ended September 30, 1998 as if the acquisition had taken place on January 1, 1998:


(in thousands, except per          Three Months Ended          Nine Months Ended
share amounts)                     September 30, 1998          September 30, 1998
Revenues                              $16,051,901                 $27,437,680

Net income                              2,410,484                   3,296,648

Earnings per share:

   Basic                                    $0.24                       $0.27

   Diluted                                  $0.23                       $0.26



Note 6 - Property Held for Sale:

         At September 30, 1999, the Company held two hotel properties for sale which were determined by the board of directors and management to be performing at optimum standards but located in markets where the growth potential in real estate value is limited and not conducive to the long range plans of the Company. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of, a property is considered to be held for sale when the Company has made the decision to dispose of the property. At that time the Company discontinues depreciating the asset and estimates the fair value of such asset. If the fair value of a hotel property held for sale is less than net book value, a reserve for losses is established. Because the hotels are presently performing at optimum standards the fair market values of the properties are in excess of their carrying value. No reserve is considered necessary at September 30, 1999. Company management and the board of directors designated the two hotel properties held for sale prior to July 1, 1999. As a result, depreciation in the amount of approximately $201,000 was not recorded. The Company expects to dispose of these properties within the next twelve to eighteen months.

         In connection with the designation of the properties as held for sale and in accordance with the provisions of Section 384, Limitation on use of preacquisition losses to offset built-in gains, of the Internal Revenue Code, a deferred tax charge of $259,171 was recorded to recognize the potential liability associated with the eventual sale of the properties mentioned. This charge is recorded in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, and a change in the corporate strategy to hold these properties for the five years required by Section 384 of the Internal Revenue Code.


Note 7 - Disposal of Hotel Property:

         On September 29, 1999, the Company disposed of a hotel property located in Westerville. Ohio. The hotel was sold for $2,500,000 resulting in a loss of approximately $168,000. The consideration was $2,250,000 in cash and a $250,000 note receivable that is collectible through monthly payments over three years. The note has an interest rate of 10%.

Note 8 - Discontinued Operations

         In April 1998, the Company entered into an agreement for the sale of its oil and gas services operations. An amendment to this agreement was completed in September 1999. As part of the amended agreement, the buyers have the right to make a payment of $356,372 on or before December 31, 1999 in settlement of a $500,000 note. If the payment is not made, the note shall be paid out over a period of sixty months at an 8% rate of interest. Management believes the buyers will make the payment before December 31, 1999. As a result, a loss from disposal of discontinued operations of $143,628 has been accrued.

Note 9 -- Litigation:

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

The Company had net income of $2,719,753 for the three months ended September 30, 1999 compared to $1,960,319 for the three months ended September 30, 1998. The Company had net income of $3,033,734 for the nine months ended September 30, 1999 compared to net income of $2,671,985 for the nine months ended September 30, 1998.

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

Room and related services revenue increased 31.6% to $12,689,305 in 1999 from $9,645,826 in 1998. The increase was attributable primarily to acquisitions. The average daily room rate increased to $67.59 for 1999 from $58.68 in 1998. Occupancy decreased in 1999 to 73.1% from 79.5% in 1998 partly due to management's decision to increase room rates in segments of various markets. Excluding the acquisitions made in 1998 and 1999, room and related services revenue increased 1.9%.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues increased 0.4% to $2,793,761 in 1999 from $2,783,325 in 1998. This increase is related primarily to acquisitions. Excluding the acquisitions made in 1998 and 1999, food and beverage revenues decreased 1.1%.

Management fee income increased 62.7% to $517,214 in 1999 from $317,976 in 1998. This increase is due to the addition of new third party management contracts.

Total direct operating expenses increased 8.2% to $5,595,959 in 1999 from $5,174,014 in 1998 but decreased as a percentage of room and related services and food and beverage revenues to 36.1% from 41.6%. Excluding the acquisitions made in 1998 and 1999, total direct operating expenses decreased 10.0%.

Occupancy expenses increased 25.3% to $1,793,557 from $1,431,353 in 1998. Excluding the acquisitions made in 1998 and 1999, occupancy expenses decreased 5.5%.

Selling, general and administrative expenses increased 54.2% to $3,291,592 in 1999 from $2,135,026 in 1998 and increased as a percentage of total revenues to 20.3% from 16.4%. Excluding the acquisitions made in 1998 and 1999, selling, general and administrative expenses increased 30.0%. This increase is attributable to additional regional management salaries and commissions on management contracts.

Depreciation decreased by $548,790 in 1999 from $840,942 in 1998. The decrease was primarily attributable to the change in estimated useful lives, the adjustment of the purchase allocation for four hotel properties based on an acquisition appraisal, and the cessation of depreciation on two hotel properties held for sale. These changes reduced 1999 depreciation approximately $1,058,000.

Interest income decreased to $161,856 in 1999 from $248,304 in 1998. The decrease was attributable to the elimination of a note receivable as a result of the Company's acquisition of the underlying hotel property effective January 1, 1999.

Interest  expense  increased to $1,628,050 in 1999 from  $1,289,484 in 1998. The
increase  was   attributable   to  the  debt  assumed  in  connection  with  the
acquisitions effective January 1, 1999.

Minority interest decreased to $59,940 in 1999 from $111,407 in 1998 reflecting the results of operations from the Kings Dominion partnership and the Days Inn Pompano hotel in 1999.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

Room and related services revenue increased 108.2% to $30,423,220 in 1999 from $14,610,273 in 1998. The increase was attributable primarily to acquisitions. The average daily room rate increased to $61.88 for 1999 from $51.57 in 1998. Occupancy decreased in 1999 to 64.3% from 65.8% in 1998 partly due to management's decision to increase room rates in segments of various markets. Excluding the acquisitions made in 1998 and 1999, room and related services revenue increased 1.2%.

Food and beverage revenues increased 120.3% to $7,878,243 in 1999 from $3,576,178 in 1998. This increase is related to acquisitions. Excluding the acquisitions made in 1998 and 1999, food and beverage revenues decreased 2.3%.

Management fee income increased 35.8% to $1,540,172 in 1999 from $1,134,009 in 1998. This increase is due to the addition of new third party management contracts.

Total direct operating expenses increased 102.4% to $14,918,522 in 1999 from $7,371,871 in 1998 and decreased as a percentage of room and related services and food and beverage revenues to 39.0% from 40.5%. Excluding the acquisitions made in 1998 and 1999, total direct operating expenses decreased 6.7%.

Occupancy expenses increased 122.0% to $5,137,107 in 1999 from $2,314,338. Excluding the acquisitions made in 1998 and 1999, occupancy expenses decreased 2.9%.

Selling, general and administrative expenses increased 108.1% to $8,800,329 in 1999 from $4,229,034 in 1998 and increased as a percentage of total revenues to 21.7% from 21.5%. Excluding the acquisitions made in 1998 and 1999, selling, general and administrative expenses increased 29.1%. This increase is attributable to additional regional management salaries, commissions on management contracts and increased legal expenses.

Depreciation increased by $1,352,560 in 1999 from $1,539,413 in 1998. The increase was primarily attributable to depreciation for the acquisitions made in 1998 and 1999 but was offset by the change in estimated useful lives, the adjustment of the purchase allocation for four hotel properties based on an acquisition appraisal, and the cessation of depreciation on two hotel properties held for sale. These changes reduced depreciation approximately $1,058,000.

Interest income decreased to $526,024 in 1999 from $886,347 in 1998. The decrease was attributable to interest related to a federal income tax refund in 1998 and the elimination of a note receivable as a result of the Company's acquisition of the underlying hotel property effective January 1, 1999.

Interest expense increased to $4,975,254 in 1999 from $2,214,471 in 1998. The increase was attributable to the debt incurred or assumed for the acquisitions.

Minority interest decreased to $94,022 in 1999 from $112,502 in 1998 reflecting the results of operations from the Days Inn Pompano hotel and the Kings Dominion partnership in 1999.

Liquidity and Capital Resources

Total assets increased to $131,282,315 at September 30, 1999 from $108,683,792 at December 31, 1998. The increase in total assets was the result of the acquisition of Beck II described in Note 5 of the Unaudited Consolidated Financial Statements.

Net cash provided by operating activities increased to $7,217,570 in the nine months ended September 30, 1999 from $2,215,206 in the nine months ended September 30, 1998, an increase of $5,002,364. The increase is primarily the result of the acquisitions made in 1998 and 1999.

Net cash used in investing activities increased to $1,181,313 in the nine months ended September 30, 1999 from $764,791 in the nine months ended September 30, 1998. The increase is primarily the result of an increase in capital expenditures of $3,087,160. The Company plans to spend an additional $1,030,000 on capital improvements during the remainder of 1999.

Net cash used in financing activities was $7,925,261 in the nine months ended September 30, 1999 compared to $1,590,893 provided by financing activities in the nine months ended September 30, 1998. The change is primarily the result of an increase in the repayments of long-term borrowings of $4,637,899 and an increase in restricted cash of $1,956,631.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $11,650,301 during the nine months ended September 30, 1999. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

The Company maintains a number of commercial banking relationships and maintains a line of credit totaling $2,200,000, which had no amount outstanding at September 30, 1999.

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

Year 2000 Issues

The Company conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and executed a plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using the two digits rather than four to define the applicable year. Some computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, it has completed the necessary modifications to existing software or conversions to new software, so that the Year 2000 problem will not pose operational problems for the Company's computer systems. In addition, the Company has also worked with each of its hotel property general managers to complete a plan to ensure that all of the computerized operations at each of the hotels continue to run properly on and after January 1, 2000. All hotels had a Year 2000 test prior to September 30, 1999 to ensure that the Year 2000 problem does not disrupt the hotels' reservation systems.

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

                           PART II--OTHER INFORMATION

Items 1 to 5

         None

Item 6 -- Exhibits and Reports on Form 8-K.

     A.   Exhibits

         Exhibit 27: Financial Data Schedule

     B.   Reports on Form 8-K

         None

                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JANUS HOTELS AND RESORTS, INC.




Dated:  November 15, 1999              /s/James E. Bishop
        -----------------              ----------------------------------
                                       James E. Bishop
                                       President


Dated:  November 15, 1999              /s/ Richard A. Tonges
        -----------------              ----------------------------------
                                       Richard A. Tonges
                                       Treasurer and Vice President of Finance
                                       (Principal Financial and Accounting
                                       Officer)