Form 10KSB
period 1999-12-31
JANUS AMERICAN GROUP INC
filed 2000-03-29
CIK 1020359

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 1999

                         JANUS HOTELS AND RESORTS, INC.

             (Exact name of registrant as specified in its charter)


         Delaware                    Commission File Number:  0-22745             13-2572712
(State or other jurisdiction of                                                  (IRS Employer
incorporation or organization)                                                    Identification No.)


2300 Corporate Blvd., N.W., Suite 232                          33431-8596
Boca Raton, Florida                                            (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (561) 994-4800

Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:


    Title of each class               Name of each exchange on which registered
    -------------------------         -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |_|

The issuer's revenues for its most recent fiscal year were $51,173,422

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $14,467,000, as of March 21, 2000. It is the position of the Company that the United States Lines, Inc. and United States Lines (S.A.), Inc. Reorganization Trust is not an affiliate.

Number of shares of common stock outstanding as of March 21, 2000: 8,671,092

Transitional Small Business Disclosure Format: Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 9-12 of the Annual Report on Form 10-KSB as indicated herein.

                                     PART I

Item 1.   Description of Business.

Background of the Company

Janus Hotels and Resorts, Inc. (the "Company" or "Janus"), a Delaware corporation, is engaged in the ownership and management of hotels. The Company has ownership interests in 16 hotels (the "Owned Hotels") and manages an additional 33 hotels (the hotels which are managed, but not owned, by the Company are referred to as the "Managed Hotels" and the Owned Hotels and Managed Hotels are collectively referred to as "Hotels").

The Company's executive offices are located at 2300 Corporate Boulevard, N.W., Suite 232, Boca Raton, Florida 33431 and its telephone number is (561) 994-4800.

In April 1997, the Company entered the hotel business by acquiring, from affiliates of Louis S. Beck ("Beck") and Harry G. Yeaggy ("Yeaggy"), certain assets relating to the hospitality business comprised of (i) six hotels and an 85% interest in a partnership that owns one hotel; (ii) a hotel management company; (iii) a management fee sharing arrangement with Summit Hotel Management Company, which has since been terminated; and (iv) two loans, one of which is secured by a first mortgage on a hotel and the other of which is secured by a first mortgage on a campground, which are both personally guaranteed by Messrs. Beck and Yeaggy. In consideration therefor, Messrs. Beck and Yeaggy and Beck Hospitality III, Inc., a corporation wholly-owned by them, received shares of the Company's common stock, par value $.01 per share (the "Common Stock"), representing approximately 43% of the total outstanding shares of Common Stock and shares of the Series B preferred stock of the Company, par value $.01 per share (the "Series B Preferred Stock).

Messrs. Beck and Yeaggy, who are currently Chairman and Vice Chairman, respectively, of the Board of Directors of the Company, have been engaged in the hospitality business since 1972.

In August 1998, the Company acquired four hotels near Cleveland, Ohio (the "Cornerstone Hotel Group") from an unrelated party.

Effective January 1, 1999, the Company acquired, by merger, Beck Hospitality, Inc. II ("Beck II") which owned six hotels and a 75% interest in another hotel. As part of the purchase price in this transaction, Messrs. Beck and Yeaggy received additional shares of the Series B Preferred Stock, all of the outstanding shares of which are beneficially owned by them.

Messrs. Beck and Yeaggy retain miscellaneous independent interests in the hospitality business. However, they have contractually agreed with the Company not to engage in any business that competes with the business of the Company.

Janus is the successor to United States Lines, Inc. ("U.S. Lines"), which once was one of the largest containerized cargo shipping companies in the world. On November 24, 1986, McLean Industries, Inc., First Colony Farms, Inc. and their subsidiaries U.S. Lines and United States Lines (S.A.), Inc. ("U.S. Lines (S.A.)") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Soon thereafter, the shipping operations of U.S. Lines and U.S. Lines (S.A.) ceased. U.S. Lines and U.S. Lines (S.A.) emerged from bankruptcy in 1990 under the terms of the First Amended and Restated Joint Plan of Reorganization dated February 23, 1989 (the "Plan"). At that time, the names of U.S. Lines and U.S. Lines (S.A.) were changed to Janus Industries, Inc. and JI Subsidiary, Inc. ("JI Subsidiary"), respectively. On May 21, 1999, the name of the Company was changed to Janus Hotels and Resorts, Inc. JI Subsidiary currently has no business activities. See "Description of Business--History of the Company's Reorganization."

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

The Hospitality Business

     The Owned Hotels

The Owned Hotels are located in five states and operate under franchise or membership agreements that provide for the use of the brand names Days Inn, Best Western, Knights Inn, Holiday Inn and Comfort Inn. One of the Owned Hotels is located adjacent to the Paramount Kings Dominion amusement park near Richmond, Virginia. The remaining Owned Hotels are located near either office parks, interstate highways, airports or tourist attractions in Ohio, Florida, Indiana and North Carolina. The Owned Hotels generally offer remote control cable television, a swimming pool and, in many cases, restaurants. Some of them offer meeting and banquet facilities and room service.

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

The following charts present a summary of the operations of the Owned Hotels for the calendar years ended December 31, 1999 and 1998.

                                      1999
HOTEL AND LOCATION                                            RMS AVAIL. 1         OCC% 2        ADR 3     Rev PAR 4
------------------                                            -----------          -----         ----      --------
Days Inn, Sharonville, OH                                        52,195             61%         $44.29      $26.81
Best Western Kings Quarters, Doswell, VA                         90,520             45%         $67.01      $29.90
Knights Inn, Westerville, OH5                                    29,539             57%         $36.60      $20.92
Knights Inn, Lafayette, IN                                       40,880             71%         $39.92      $28.14
Knights Inn, Michigan City, IN6                                  37,595             62%         $40.93      $25.16
Days Inn Crabtree, Raleigh, NC                                   44,530             64%         $43.14      $27.46
Days Inn RTP, Raleigh, NC                                        40,515             88%         $69.74      $61.65
Holiday Inn, Independence, OH                                   132,860             63%         $90.19      $56.52
Holiday Inn, North Canton, OH                                    70,810             79%         $63.08      $49.66
Holiday Inn, Hudson, OH                                         105,120             57%         $81.37      $46.16
Comfort Inn, Akron, OH                                           48,180             61%         $60.40      $36.85
Days Inn East, Cincinnati, OH                                    33,945             70%         $44.78      $31.32
Holiday Inn Express, Juno Beach, FL                              38,690             82%         $59.93      $49.08
Red Roof Kings Island, Mason, OH                                 45,260             46%         $50.66      $23.35
Days Inn Kings Island, Mason, OH                                 45,260             59%         $58.01      $33.92
Days Inn Cambridge, Cambridge, OH                                37,595             44%         $53.10      $23.59
Best Western Cambridge, Cambridge, OH                            34,675             57%         $42.08      $24.05
Days Inn Pompano, Pompano Beach, FL                              63,145             60%         $37.78      $22.60



                                      1998
HOTEL AND LOCATION                                            RMS AVAIL. 1         OCC% 2        ADR 3     Rev PAR 4
------------------                                            -----------          -----         ----      --------
Days Inn, Sharonville, OH                                          52,195            60%         $44.37      $26.45
Best Western Kings Quarters, Doswell, VA                           90,520            48%         $63.24      $30.32
Knights Inn, Westerville, OH                                       39,785            63%         $36.22      $22.81
Knights Inn, Lafayette, IN                                         40,880            71%         $37.18      $26.52
Knights Inn, Michigan City, IN                                     37,595            56%         $40.96      $23.08
Days Inn Crabtree, Raleigh, NC                                     44,530            68%         $47.94      $32.66
Days Inn RTP, Raleigh, NC                                          40,515            88%         $68.44      $60.28
Holiday Inn, Independence, OH                                     132,860            65%         $84.01      $54.63
Holiday Inn, North Canton, OH                                      70,810            79%         $59.72      $46.97
Holiday Inn, Hudson, OH                                           105,534            63%         $76.85      $48.29
Comfort Inn, Akron, OH                                             48,910            64%         $56.76      $36.32

1 Calculation is based on number of hotel rooms in service multiplied by number of days in a year.
2 Total number of rooms sold during a year divided by the total number of rooms available in such year.
3 Average Daily Rate equals total room revenue (exclusive of taxes) during a year divided by rooms sold.
4 Revenue Per Available Room equals total room revenues (exclusive of taxes) during a year, divided by rooms available for sale during such year.
5    Hotel was sold September 29, 1999.
6    Hotel was sold December 29, 1999.

The following is a description of each of the Owned Hotels at December 31, 1999:

Days Inn Hotel,  Raleigh,  NC. Built in 1979,  the 122-room  hotel is located on
2.79 acres on the south side of Glenwood Avenue in the Crabtree area of Raleigh. Glenwood Avenue is a major roadway through the area and connects the Raleigh-Durham airport (approximately 11 miles northwest of the property) and Interstate Highway 440 (one mile southeast). The hotel is well located relative to the area's universities and freeways. The improvements consist of two two-story, concrete block buildings with brick and glass exteriors, an outdoor swimming pool and a one-story building consisting of the hotel lobby and a 65 seat restaurant. Access to the guest rooms is from exterior corridors.

The hotel is subject to a first mortgage with a balance of $2,637,561 as of December 31, 1999, which amount is to be amortized on a monthly basis through its maturity date of July 1, 2015. The mortgage carries a fixed interest rate of 8.875% per annum. At December 31, 1999, the loan was in its fifth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8, decreasing by 1% each year thereafter.

Capital improvements of $675,299 were made to the property in 1999. Such improvements were paid from working capital and replacement reserves. The capital expenditures for 2000 are anticipated to cost approximately $266,000. All expenditures will be paid from existing replacement reserves and working capital.

Best Western Kings Quarters, Doswell, VA. Built in 1977, the 248 room hotel is located on 10.5 acres on the eastern side of Interstate Highway 95 and the south side of Route 30 in Hanover County (Doswell), Virginia, 20 miles north of Richmond, Virginia. The hotel is located adjacent to the Paramount Kings Dominion theme park.

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

The hotel is subject to a first mortgage with a balance of $4,820,218 as of December 31, 1999, which amount is to be amortized on a monthly basis through January 1, 2016. The mortgage carries a fixed interest rate of 9.75% per annum. At December 31, 1999, the loan was in its fourth loan year. Under the terms of the mortgage, the loan may not be prepaid prior to the eighth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8, decreasing by 1% each year thereafter.

The Company completed capital improvements in 1999 of $236,157. The expenditures were financed from existing replacement reserves and working capital. The capital expenditures for 2000 are anticipated to cost approximately $202,000. All expenditures will be paid from existing replacement reserves and working capital.

Days Inn, Sharonville, OH. Built in 1974, the 142-room hotel is located along the southwest quadrant of the Interstate Highway Loop 275/State Road 42 intersection. The property's visibility from the two major highways is considered excellent. The property consists of three two story concrete buildings. The buildings have both interior and exterior corridors. The lobby/reception area is integrated into one of the guest buildings. Additionally, there is a one-story restaurant located on the property. The restaurant is leased to and managed by an unrelated third party.

The hotel is subject to a first mortgage with a balance of $2,498,186 as of December 31, 1999. The mortgage requires monthly payments and matures on September 1, 2002 with a remaining balance, assuming no prepayment, of approximately $2,119,000. The mortgage carries an interest rate of 7.75% per annum.

The Company spent $242,333 in capital expenditures at the hotel in 1999. These expenditures were financed from working capital. The capital expenditures for 2000 are anticipated to be approximately $64,000.

Days Inn (Research Triangle), Morrisville, NC. Built in 1987, the 110-room hotel is located on approximately 3.47 acres on Airport Blvd., south of Interstate Highway 40 and the Raleigh-Durham Airport. The three-story concrete block building is faced with a brick and glass facade and is well located relative to area universities, research facilities and freeways. The building has interior corridors and a port cochere, which provides a protected entry into the hotel's lobby. Amenities include a fitness room, two meeting rooms, an outdoor swimming pool and two airport shuttle vans.

The hotel is subject to a first mortgage with a balance of $2,705,191 as of December 31, 1999, which amount is to be amortized on a monthly basis through its maturity date of July 1, 2015. The mortgage carries a fixed interest rate of 8.875% per annum. At December 31, 1999, the loan was in its fifth loan year. Under the terms of the mortgage, the loan may not be prepaid prior to the eighth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8 decreasing by 1% in each year thereafter.

The Company spent $194,496 in capital expenditures at the hotel in 1999. These expenditures were financed from replacement reserve funds and working capital. The capital expenditures for 2000 are anticipated to be approximately $119,000, and all expenditures will be paid from existing replacement reserves and working capital.

Knights Inn, Lafayette, IN. Built in 1987, the 112-room hotel is located on approximately 3.24 acres on the north side of State Road 26 approximately 1/2 mile west of Interstate Highway 65. The property is highly visible from State Road 26. The property consists of four one-story modular buildings with wood trimmed stone and stucco exteriors and an outdoor swimming pool. The building has exterior corridors. The lobby consists of a reception area and an office.

The hotel is subject to a first mortgage with a balance of $2,056,673 as of December 31, 1999. The mortgage matures on April 1, 2006 with a remaining balance, assuming no prepayment, of approximately $1,453,000. The mortgage carries an interest rate of 9.5% per annum subject to adjustment every three years to a rate equal to 100 basis points above the defined prime rate. The interest rate on the mortgage was last adjusted on April 1, 1997. Under the terms of the mortgage, the loan may be prepaid in whole or in part at any time with no prepayment penalty.

The Company spent $97,219 on capital expenditures at the hotel in 1999. Such expenditures were financed from working capital. The capital expenditures for 2000 are anticipated to be approximately $96,000, and all expenditures will be paid from working capital.

Holiday Inn, Independence, OH. Built in 1974, the 364-room hotel is located on approximately 8.5 acres on Rockside Road approximately 11 miles from Cleveland Hopkins International Airport and approximately 8 miles from downtown Cleveland. The property is situated at the junction of Interstate Highway 480 and Interstate Highway 77. The property consists of two five-story concrete block, brick and stucco buildings with 14 meeting rooms, 1 Grand Ballroom (or 4 separate Ballrooms), business center, gift shop, restaurant, lounge and a full-size indoor swimming pool.

The hotel is subject to a first mortgage with a balance of $21,475,143 as of December 31, 1999. The mortgage matures on September 1, 2008 with a remaining balance, assuming no prepayment, of approximately $18,059,054. The mortgage carries an interest rate of 8.09% per annum. Under the terms of the mortgage, the loan may be prepaid in whole.

The Company spent $1,001,111 on capital expenditures at the hotel in 1999. Such expenditures were financed from the replacement reserve. The capital expenditures for 2000 are anticipated to cost approximately $428,000, and all expenditures will be paid from existing replacement reserves and working capital.

Holiday Inn, North Canton, OH. Built in 1970, the 196-room hotel is located on approximately 4.75 acres on Everhard Road approximately 5 miles from the

Akron-Canton Regional Airport and approximately 5 miles from downtown Canton. The property is situated off Interstate Highway 77. The property consists of two three-story concrete block and stucco buildings with one Grand Ballroom (or 4 separate Ballrooms), two meeting rooms, restaurant, lounge, full-size outdoor swimming pool, fitness center and game room.

The hotel is subject to a first mortgage with a balance of $5,319,531 as of December 31, 1999. The mortgage matures on September 1, 2008 with a remaining balance, assuming no prepayment, of approximately $4,473,343. The mortgage carries an interest rate of 8.09% per annum. Under the terms of the mortgage, the loan may be prepaid in whole.

The Company spent $411,899 on capital expenditures at the hotel in 1999. Such expenditures were financed from the replacement reserve. The capital expenditures for 2000 are anticipated to be approximately $218,000, and all expenditures will be paid from existing replacement reserves and working capital.

Holiday Inn, Hudson, OH. Built in 1967, the 289-room hotel is located on approximately 15 acres on Hines Hill Road approximately 22 miles from downtown Cleveland and approximately 14 miles from downtown Akron. The property is situated at the junction of the Ohio Turnpike and Route 8. The property consists of two two-story concrete block and stucco buildings with one Grand Ballroom (or 6 separate Ballrooms), six banquet rooms, three meeting rooms, a restaurant, lounge, game room, an indoor swimming pool, outdoor swimming pool, basketball courts, tennis courts, volleyball courts and fitness center.

The hotel is subject to a first mortgage with a balance of $13,101,808 as of December 31, 1999. The mortgage matures on September 1, 2008 with a remaining balance, assuming no prepayment, of $12,017,680. The mortgage carries an interest rate of 8.09%. Under the terms of the mortgage, the loan may be prepaid in whole.

The Company spent $903,980 on capital expenditures at the hotel in 1999. Such expenditures were financed from the replacement reserve. The capital expenditures for 2000 are anticipated to be approximately $112,000, and all expenditures will be paid from existing replacement reserves and working capital.

Comfort Inn, Akron, OH. Built in 1989, the 134-room hotel is located on approximately 3.5 acres on Montrose West Avenue at the intersection of Interstate Highway 77 and Route 18. The property consists of two two-story concrete block and brick buildings with an indoor swimming pool.

The hotel is subject to a first mortgage with a balance of $3,447,844 as of December 31, 1999. The mortgage matures on September 1, 2008 with a remaining balance, assuming no prepayment, of $2,899,390. The mortgage carries an interest rate of 8.09% per annum. Under the terms of the mortgage, the loan may be prepaid in whole.

The Company spent $73,165 on capital expenditures at the hotel in 1999. Such expenditures were financed from the replacement reserve. The capital expenditures for 2000 are anticipated to be approximately $169,000, and all expenditures will be paid from existing replacement reserves and working capital.

Days Inn East, Cincinnati, OH. Built in 1979, the 93-room hotel is located on approximately 4.3 acres on Mt. Carmel-Tobasco Road near Interstate 275. The property consists of one three-story concrete block and brick building with an outdoor swimming pool.

The hotel is subject to a first mortgage with a balance of $1,541,753 as of December 31, 1999. The mortgage matures on August 1, 2001 with a remaining balance, assuming no prepayment, of $1,486,675. The mortgage carries an interest rate of 8.0% per annum. Under the terms of the mortgage, the loan may be prepaid in whole or in part subject to a prepayment penalty.

The Company spent $44,269 on capital expenditures at the hotel in 1999. Such expenditures were financed from the replacement reserve. The capital expenditures for 2000 are anticipated to be approximately $220,000, and all expenditures will be paid from existing replacement reserves and working capital.

Holiday Inn Express, Juno Beach, FL. Built between 1961 and 1989; the 106-room hotel is located on approximately 3.6 acres on U.S. Highway 1. The property consists of two two-story and one three-story concrete block and stucco buildings.

The hotel is subject to a mortgage with a balance of $424,945 as of December 31, 1999. The mortgage matures on August 1, 2000. The mortgage carries an interest rate of 8.52% per annum.

The Company spent $203,236 on capital expenditures at the hotel in 1999. Such expenditures were financed from the replacement reserve. The capital expenditures for 2000 are anticipated to be approximately $157,000, and all expenditures will be paid from existing replacement reserves and working capital.

Red Roof Kings Island, Mason, OH. Built between 1973 and 1979, the 124 room hotel is located on approximately 4.8 acres on Bardes Road. The property consists of two two-story concrete block and brick buildings.

The hotel is subject to a first mortgage with a balance of $2,448,124 as of December 31, 1999. The mortgage matures on October 1, 2015. The mortgage carries an interest rate of 9.74% per annum. Under the terms of the mortgage, the loan may not be prepaid prior to the eighth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8, decreasing by 1% each year thereafter.

The Company spent $98,823 on capital expenditures at the hotel in 1999. Such expenditures were financed from the replacement reserve. The capital expenditures for 2000 are anticipated to be approximately $77,000, and all expenditures will be paid from existing replacement reserves and working capital.

Days Inn Kings Island, Mason, OH. Built in 1976, the 124 room hotel is located on approximately 4.2 acres on Mason-Montgomery Road. The property consists of two two-story concrete block and brick motel buildings and a one-story brick office.

The hotel is subject to a first mortgage with a balance of $1,985,955 as of December 31, 1999. The mortgage matures on October 1, 2015. The mortgage carries an interest rate of 9.74% per annum. Under the terms of the mortgage, the loan may not be prepaid prior to the eighth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8, decreasing by 1% each year thereafter.

The Company spent $127,499 on capital expenditures at the hotel in 1999. Such expenditures were financed from the replacement reserve. The capital expenditures for 2000 are anticipated to be approximately $93,000, and all expenditures will be paid from existing replacement reserves and working capital.

Days Inn Cambridge, Cambridge, OH. Built in 1973, the 103 room hotel is located on approximately 3.6 acres on the east side of Southgate Parkway north of Interstate 70. The property consists of one four-story concrete block and brick building.

The hotel is subject to a first mortgage with a balance of $2,039,951 as of December 31, 1999. The mortgage matures on October 1, 2015. The mortgage carries an interest rate of 9.74% per annum. Under the terms of the mortgage, the loan may not be prepaid prior to the eighth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8, decreasing by 1% each year thereafter.

The Company spent $75,950 on capital expenditures at the hotel in 1999. Such expenditures were financed from the replacement reserve. The capital expenditures for 2000 are anticipated to be approximately $29,000, and all expenditures will be paid from existing replacement reserves and working capital.

Best Western Cambridge, Cambridge, OH. Built in 1973, the 95 room hotel is located on approximately 10.4 acres on the east side of Southgate Parkway north of Interstate 70. The property consists of four buildings of brick, wood and masonry construction. One building contains the lobby and lounge.

The hotel is subject to a first mortgage with a balance of $2,104,929 as of December 31, 1999. The mortgage matures on October 1, 2015. The mortgage carries an interest rate of 9.74% per annum. Under the terms of the mortgage, the loan may not be prepaid prior to the eighth loan year. Prepayment in loan years 8 through 14 is subject to a prepayment penalty of 7% in year 8, decreasing by 1% each year thereafter.

The Company spent $38,422 on capital expenditures at the hotel in 1999. Such expenditures were financed from the replacement reserve. The capital expenditures for 2000 are anticipated to be approximately $130,000, and all expenditures will be paid from existing replacement reserves and working capital.

Days Inn Pompano, Pompano Beach, FL. Built in 1974, the 183 room hotel is located on approximately 4.9 acres on NW 31st Avenue. The property consists of two three-story concrete block and brick buildings.

The hotel is subject to a first mortgage with a balance of $238,231 as of December 31, 1999. The mortgage matures on January 1, 2001. The mortgage carries an interest rate of 8.78% per annum. Under the terms of the mortgage, the loan may be prepaid in whole subject to a prepayment penalty.

The Company spent $84,316 on capital expenditures at the hotel in 1999. Such expenditures were financed from the replacement reserve. The capital expenditures for 2000 are anticipated to be approximately $96,000, and all expenditures will be paid from working capital.

     Franchise Agreements

The Company has entered into non-exclusive multi-year franchise, licensing or membership agreements, which allow the Company to utilize the franchise brand name of the franchiser or licensor for the Hotels. The Company believes that its relationships with nationally recognized franchisers provide significant benefits for its Owned Hotels. The franchise agreements require the Company to pay annual fees, to maintain certain standards and to implement certain programs that require additional expenditures by the Company such as remodeling or redecorating. The payment of annual fees, which typically total from 8% to 12% of room revenues, covers royalties and the costs of marketing and reservation services provided by the franchisers. Franchise agreements, at their inception, generally provide for a term of 15 years and for an initial fee in addition to annual fees payable to the franchiser.

The Company currently has franchise or membership relationships with Bass Hotels (Holiday Inn), Days Inn, Knights Inn, Best Western, Choice Hotels (Comfort Inn) and Red Roof. Franchise agreements may be terminated if, among other reasons, the Company breaches its obligations under the agreement, the hotel is not operated in the ordinary course of business or the Company becomes financially unstable. There can be no assurance that a desirable replacement would be available if any franchise agreements were to be terminated. Upon such termination with respect to the Company's Owned Hotels, the Company would incur the costs of signage removal and other expenses, possible lost revenues and the costs incidental to establishing new associations. Through the Managed Hotels, the Company has additional relationships with other franchisers, including Howard Johnson, Ramada, Wingate and Radisson.

     Managed Hotels

The Company operates the Managed Hotels pursuant to management agreements (the "Management Agreements") with the owners of such Managed Hotels. Managed Hotels are operated primarily under nationally recognized brand names. Four Managed Hotels are non-franchised properties.

The Company is responsible for all matters relating to the day-to-day operations of the Managed Hotels and is required to prepare an annual operating budget, use its reasonable best efforts to market the hotels and ensure compliance with the terms of applicable franchise agreements. The Company is also responsible for the retention and supervision of personnel necessary for the operation of the hotel. The Company has a contract with a third party for this purpose. See "Operations - Hotel Personnel."

Under the terms of the Management Agreements, management fees either are a fixed amount or are based on a percentage of a property's total revenues, ranging from 3% to 5%, and/or incentive payments based upon net operating income. Additional fees are generated from accounting services. The Management Agreements generally have terms of one year to five years and are automatically renewed for successive similar terms, unless either party decides not to renew prior to the expiration of the current term. Either party may terminate a Management Agreement for cause prior to a stated expiration date, except in the case of two Management Agreements, which permit termination at any time without cause. Generally, the owner of a property has the right to terminate a Management Agreement upon sale of the Hotel to an unrelated third party, subject to the payment of a termination fee to the Company.

In 1998, the Company derived management fee income from a marketing joint venture with Summit Hotel Management Company. The Company also derived management fee income through a management joint venture with DePalma Hotel Corporation of Dallas. In an effort to increase profitability, the joint venture with Summit Hotel Management Company was terminated in December 1998 and the joint venture with DePalma Hotel Corporation of Dallas was terminated in February 1999.

    Operations

The Company operates each Hotel according to a business plan specifically tailored to the characteristics of the Hotel and its market and employs centralized management, accounting and purchasing systems to enhance hotel operations, reduce the costs of goods, food and beverages and increase operating margins.

Computerized Reporting Systems. The Company has a service agreement for a hotel property management information system with Computel Computer Systems, Inc. ("Computel"), a corporation wholly-owned by Messrs. Beck and Yeaggy. The agreement provides a computerized system that tracks all services provided by eleven of the Hotels and enables the Company to monitor a broad spectrum of the operations of each Hotel covered by the system, including the occupancy and revenues of the Hotels. The agreement with Computel has a term of one year and automatically renews for successive terms of one year, unless one party notifies the other to the contrary at least three months prior to the termination date. Computel is paid a monthly fee of $275 per property for its basic property management software package and one computer terminal. Additional monthly fees are charged for additional terminals and add-on software for services such as guest messaging, call accounting interface, franchise central reservation interface and movie interface. On each annual renewal of the agreement, Computel is entitled to adjust its fees to the Company commensurate with the fees charged to other customers. During 1998, because of requirements of one of the Company's franchisors, the Company significantly decreased the number of Hotels utilizing the Computel system, thereby substantially decreasing the service fees to Computel.


Hotel Personnel. The majority of the personnel at the Hotels is provided by Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly-owned by Messrs. Beck and Yeaggy, pursuant to an agreement with the Company. The agreement has a term of one year and automatically renews for successive one-year terms, unless one party notifies the other to the contrary at least three months prior to the expiration date. The Company pays HELP the actual cost of the personnel provided to it to operate the Hotels plus an administrative fee of $10.15 per bi-monthly pay period per person provided.

    Employment and Other Governmental Regulation

The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. Also, the Company and HELP are subject to laws governing relationships with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The failure to obtain or retain liquor licenses or an increase in overall wage rates, employee benefit costs or other costs associated with employees, could adversely affect the Company. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes the Hotels are substantially in compliance with these requirements, a determination that the Company does not comply with the ADA could result in the imposition of fines or an award of damages to private litigants. These and other such initiatives could adversely affect the Company.

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

     Competition

The lodging industry is highly competitive in terms of both geographic markets and market segmentation. The Hotels are in the market segments known generally as full service, limited service and economy hotels. The Company competes with other franchisers of Bass Hotels (Holiday Inn), Days Inn, Knights Inn, Best Western, Choice Hotels (Comfort Inn) and Red Roof within the geographic markets of the applicable Hotels and operators of other similar service type hotels. The Managed Hotels cover the spectrum of market segments and include economy, limited service, full service mid-market hotels and higher rated luxury properties. Like the Company's Hotels, the Managed Hotels compete, within their geographical markets, with other properties under the same franchise names, with properties operating under other franchise names and with independent operators. Several owners/managers of multiple hotel properties are larger than the Company and have greater financial and other resources and better access to the capital markets than the Company. Performance of the hotel industry has been historically cyclical and is affected by general economic conditions and by the local economy where each hotel is located. In addition, to remain competitive, hotels periodically must be renovated and modernized in order to compete with newer or more recently renovated facilities. Furthermore, shifts in demographics or other local market changes can reduce the economic returns from a hotel.

     Employees

As of December 31, 1999, approximately twenty-five full-time employees of the Company were engaged in management, business operations and administration of its hospitality business. In addition, at that date approximately 2,010 individuals employed by HELP provided services at the Hotels under a service agreement between HELP and the Company. See "The Hospitality Business--Operations."

     Growth Strategy

Management of the Company intends to pursue a program of expanding its business of the management and/or acquisition of hotels, recreation, resorts, entertainment or other related entities through the marketing of its services to the owners of properties not owned by the Company and through the acquisition of properties either by itself or with other investors. The Company is engaged in a marketing program to expand selectively the number of hotels that it manages. Since entering the hospitality business in April 1997, and through December 31, 1999, the Company increased its number of Managed Hotels by sixteen. The Company also continues to review possible acquisitions of hospitality properties. There can be no assurance that the Company will be successful in pursuing its growth strategy due to the highly competitive nature of the market and current limitations on the Company's ability to raise capital through the issuance of Common Stock and certain types of preferred stock. See "Risk Factor--Competition"; and -- "Possible Need for Additional Financing" and
"Management's Discussion and Analysis or Plan of Operation--Liquidity and Capital Resources."

     Public Service

The Company has a one-year agreement with America Responds With Love, Inc. ("America Responds") under which it provides lodging at no charge at a number of its Hotels. While this program will from time to time increase the Company's costs of operations without a corresponding increase in revenues, management believes that the impact upon profitability will be immaterial, and regards its participation in the program as a marketing opportunity. The Company has the right to cancel this agreement at any time with notice to America Responds.


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

The agreement establishing the Reorganization Trust (the "Trust Agreement") provided for shares of stock of Janus and JI Subsidiary to be distributed to the unsecured creditors as their claims were allowed. See "The Reorganization Trust." The Plan provided for the unsecured creditors to hold a majority of the outstanding stock of the reorganized companies through the Reorganization Trust and further anticipated that the reorganized companies would acquire operating businesses.


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

The Reorganization Trust was issued stock by both Janus and JI Subsidiary which was intended by the Plan to be distributed to the former creditors of U.S. Lines and U.S. Lines (S.A.) as their claims were resolved. Five million shares of the Company's Common Stock was originally issued to the Reorganization Trust, all ultimately to be distributed to allowed creditors of U.S. Lines. As of December 31, 1999, 4,183,056 shares have been distributed by the Reorganization Trust to former creditors. During 1999, 8,114 shares previously issued in the name of certain creditors, whose claims were expunged in 1998, were returned to the Reorganization Trust.

The balance of 816,944 shares includes a fixed reserve of 352,850 shares of Common Stock established by order of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") for the benefit of more than 14,673 individuals who have asserted asbestos-related and other late-manifesting personal injury claims. The resolution of these claims (and any future late-manifesting asbestos and other personal injury claims) is delayed, in part, by a dispute between the Reorganization Trust and the insurance carriers of U.S. Lines over certain aspects of insurance coverage. This dispute has no impact upon the Company other than delaying identification of individual shareholders and prolonging the activities of the Reorganization Trust.

The Trust Agreement provides for the Reorganization Trust to make contributions to Janus and JI Subsidiary from time to time of cash on hand that exceeds its projected liabilities and administrative requirements. Such contributions are to be made 90% to Janus and 10% to JI Subsidiary. The Company did not receive a contribution from the Trust in 1999 and 1998. Through December 31, 1999, an aggregate of approximately $15 million was transferred by the Reorganization Trust to the Company. No additional transfers from the Reorganization Trust are anticipated until there is a resolution of the insurance coverage issues.

As of December 31, 1999, the Reorganization Trust reported total cash and cash equivalents of $3,252,693 of which $438,480 was identified as "restricted funds". While there is no objective formula to determine the extent to which the Reorganization Trust assets exceed projected liabilities and administrative requirements, management of the Company believes that more monies may ultimately be available for contribution to the Company and JI Subsidiary by the
Reorganization Trust. The principal unknown variable that could cause substantial depletion of the unrestricted available cash and cash equivalents is the remaining period of Reorganization Trust activity and the amount of professional fees necessary to resolve outstanding claims, particularly, any asbestos or other late-manifesting personal injury claims. No assurance can be given, nor is any assurance intended, that additional cash will become available to the Company from the Reorganization Trust or the amount of such additional cash, if any.


Risk Factors

The Common Stock of the Company is speculative in nature and involves a high degree of risk. The risk factors below are not listed in order of importance.

     Possible Need for Additional Financing

The Company has been substantially dependent upon mortgage loans for the financing of its real estate activities and internal cash flow for its working capital requirements. The Company anticipates that in the absence of further acquisitions of hotels, and based on currently proposed plans and assumptions relating to its operations, its available resources, including its current cash balances, will be sufficient to satisfy the Company's contemplated cash requirements for its current operations for at least the next 24 months. In the event that the Company acquires one or more hotels, or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing or curtail its activities. Any equity financing may involve substantial dilution to the interest of the Company's stockholders, and any debt financing could result in operational or financial restrictions on the Company. There can be no assurance that any additional financing will be available to the Company on acceptable terms or at all.

    Conflicts of Interest

While under the terms of their employment agreements with the Company, Messrs. Beck and Yeaggy are prohibited from acquiring additional interests in hotels or hotel management companies while they serve as officers of the Company, their present independent businesses give rise to the possibility of conflicts of interest.

The Company relies upon Computel and HELP, which are wholly owned by Messrs. Beck and Yeaggy, for administrative and personnel services at the Hotels.

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

     Competition

The lodging industry is highly competitive. Several of the Company's competitors are larger than it and possess greater financial, operational and managerial resources. There can be no assurance that in the markets in which the Hotels operate, competing hotels will not pose greater competition for guests than presently exists, or that new hotels will not be constructed in such locales. New or existing competitors could significantly lower rates or offer greater conveniences, services or amenities, or significantly expand, improve or introduce new facilities in markets in which the Hotels compete, thereby adversely affecting the Company's operations. See "Description of Business--The Hospitality Business--Competition."

     Geographic Concentration of Hotels

Many of the Owned Hotels are located in Florida and Ohio. Such geographic concentration exposes the Company's operating results to events or conditions that specifically affect those areas, such as local and regional economic, weather and other conditions. Adverse developments that specifically affect those areas may have a material adverse effect on the results of operations of the Company.

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

     Compliance with Government Regulations

The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. Also, the Company is subject to laws governing its relationships with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The failure to obtain or retain liquor licenses or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect the Company. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that the Hotels comply with these requirements, a determination that the Company does not comply with the ADA could result in the imposition of fines or an award of damages to private litigants. These and other initiatives could adversely affect the Company.

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

     Ownership of Hotel Real Estate

The Company currently owns sixteen hotels. Accordingly, the Company is subject to the risks associated with the ownership of real estate. These risks include, among others, changes in national, regional and local economies, changes in real estate market conditions, changes in the costs, terms and availability of credit, the potential for uninsured casualty or other losses and changes in or enactment of new laws or regulations affecting real estate. Many of these risks are beyond the control of the Company. Real estate is generally illiquid which could result in limitations on the ability of the Company to sell any one or more Owned Hotels if business conditions so required.

     Hotel Renovation Risks

The renovation of hotels involves risks associated with construction and renovation of real property, including the possibility of construction cost overruns and delays due to various factors (including the inability to obtain regulatory approvals, inclement weather, labor or material shortages and the unavailability of construction or permanent financing) and market or site deterioration after acquisition or renovation. Any unanticipated delays or expenses in connection with the renovation of hotels could have an adverse effect on the results of operations and financial condition of the Company.

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

     Control of the Company by Principal Officers

Messrs. Beck and Yeaggy beneficially own approximately 44% of the outstanding shares of the Common Stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Messrs. Beck and Yeaggy are also directors and executive officers of the Company. The concentration of ownership could delay or prevent a change in control of the Company.

     Irregular Trading Market

The actual "float" of shares available for sale in the market is approximately 25% of the 8,671,092 shares outstanding as of December 31, 1999. Approximately 5,658,060 shares, comprised of 3,799,999 shares held by Messrs. Beck and Yeaggy and their affiliate and 1,858,061 shares held by five percent shareholders for purposes of the federal income tax net operating loss preservation rules, are subject to transferability restrictions until April 24, 2001. In addition, as of December 31, 1999, 816,944 shares were still held by the Reorganization Trust for the benefit of former unsecured creditors of U.S. Lines. See "Description of Business--The Reorganization Trust." Moreover, among the approximately 3,700 holders of record of the Common Stock there are numerous holders of very small numbers of shares.

When the transferability restrictions expire, and because of certain registration rights that have been granted to Messrs. Beck and Yeaggy, sales of substantial amounts of Common Stock, or the perception that such sales could occur, would adversely affect prevailing market prices for the Common Stock.

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

     Dividends Unlikely

Since reorganization, the Company has never declared or paid dividends on the Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors. In addition, the Company may not pay any dividends on the Common Stock unless dividends on the outstanding preferred stock are current. The Company presently has 16,788.08 shares of preferred stock outstanding with an annual dividend expense of $1,259,106. The Company was current in the payment of dividends on the preferred stock as of December 31, 1999.

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

Item 2.           Description of Property.

The Company conducts its corporate and business operations activities from offices in Cincinnati, Ohio and Boca Raton, Florida. The Company occupies 4,300 square feet of office space in Cincinnati, Ohio under a sublease, which terminates in April 2000 and occupies 2,200 square feet of office space Boca Raton, Florida under a sublease, which terminates in April 2000. Both subleases are from an affiliate of Messrs. Beck and Yeaggy, and are expected to be renewed.

See "Description of Business--The Hospitality Business" for a description of the Hotels.

     Investment Policies

General. The Company's business is the management and/or acquisition of hotels, recreation, entertainment or other related entities that the Company believes may benefit from the Company's management expertise.

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

There is no limitation on the percentage of the Company's assets that may be invested in any one investment or in any one type of investment, including the geographic location or distribution of such investments. The Company however, intends to acquire properties and obtain management contracts that will eventually put it in all large market cities in the United States. The Company may also seek to acquire resort properties outside of the United States. The Company's investment policy may be changed without a vote of the Company's security holders. The primary purpose of the Company's acquisition and investment policy is to acquire assets that will provide income to the Company. Capital gains related to the disposition of assets held by the Company are a secondary consideration.

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

Investment in Real Estate Mortgages. The Company does not intend, within its core business, to invest in real estate mortgages, except as ancillary to the acquisition of other assets. It is not the Company's intention to service or to warehouse real estate mortgages, nor is it the Company's intention to invest in real estate mortgages as a passive investor in such investments. In 1997, the Company acquired a mortgage on the Holiday Inn Express, Juno Beach, Florida and on the KOA Campground in Kissimmee, Florida. Effective January 1, 1999, the Company acquired the Juno Beach property. As of December 31, 1999, the balance on the Kissimmee mortgage was $3,331,419.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to stockholders for a vote during the fourth quarter of 1999.

                                     PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Market Information:

Quotation of the Common Stock on the Nasdaq Stock Market SmallCap Market (symbol: JAGI) commenced on January 22, 1998. The Company is not aware that there were any publicly available quotations of the Common Stock in the over-the-counter market prior to January 22, 1998.

The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Common Stock as reported by Nasdaq SmallCap.

                                                     High              Low
      Quarter ended December 31, 1999               $2.125            $1.00

      Quarter ended September 30, 1999               $2.50            $1.375

      Quarter ended June 30, 1999                   $3.875           $1.9375

      Quarter ended March 31, 1999                   $4.00           $2.1875

      Quarter ended December 31, 1998                $5.00           $1.8125

      Quarter ended September 30, 1998               $5.00           $2.4375

      Quarter ended June 30, 1998                    $6.00            $3.50

      January 22, 1998-March 31, 1998                $7.00            $3.00


Holders:

As of March 21, 2000, there were approximately 3,672 holders of record of the Company's Common Stock.

Dividends:

Since reorganization, the Company has never declared or paid dividends on its Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.           Management's Discussion and Analysis or Plan of Operation

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

Overview

The operations of the Company are comprised primarily of the operations of Hotels.

The Company had net income of $1,172,784 for 1999 compared to $1,887,241 for 1998.

Room and related services revenue increased 84.1% to $37,712,563 in 1999 from $20,489,850 in 1998. The increase was attributable primarily to acquisitions. The average daily room rate increased to $60.48 for 1999 from $60.11 in 1998. Occupancy decreased to 61.5% in 1999 from 64.3% in 1998 partly due to management's decision to increase room rates in segments of various markets. Excluding the acquisitions made in 1998 and 1999, room and related services revenue decreased 0.2%.

Food and beverage revenues are principally a function of the number of guests who stay at each Owned Hotel, local walk-in business and catering sales. These revenues increased 67.9% to $10,578,433 in 1999 from $6,298,770 in 1998. This increase is related primarily to acquisitions. Excluding the acquisitions made in 1998 and 1999, food and beverage revenues decreased 2.4%.

Management fee income increased 16.2% to $2,039,565 in 1999 from $1,754,610 in 1998. This increase is due to the addition of new third party management contracts.

Total direct operating expenses increased 69.0% to $19,502,095 in 1999 from $11,537,130 in 1998 but decreased as a percentage of room and related services and food and beverage revenues to 40.4% from 43.1%. Excluding the acquisitions made in 1998 and 1999, total direct operating expenses decreased 7.6%.

Occupancy expenses increased 96.1% to $6,768,557 from $3,451,122 in 1998. Excluding the acquisitions made in 1998 and 1999, occupancy expenses decreased 0.5%.

Selling, general and administrative expenses increased 90.6% to $12,363,035 in 1999 from $6,484,960 in 1998 and increased as a percentage of total revenues to 24.2% from 22.3 %. Excluding the acquisitions made in 1998 and 1999, selling, general and administrative expenses increased 32.0%. This increase is attributable to additional regional management salaries and commissions on management contracts.

Depreciation increased to $3,688,997 in 1999 from $2,392,300 in 1998 primarily due to the acquisition on January 1, 1999. However, the increase was less than expected due to the change in estimated useful lives, the adjustment of the purchase allocation for four hotel properties based on an acquisition appraisal, and the cessation of depreciation on three hotel properties held for sale, two of which were sold as of December 31, 1999. These changes reduced 1999 depreciation approximately $1,593,000.

Interest income decreased to $808,560 in 1999 from $1,137,506 in 1998. The decrease was attributable to the elimination of a note receivable as a result of the Company's acquisition of the underlying hotel property effective January 1, 1999.

Interest  expense  increased to $6,597,088 in 1999 from  $3,565,053 in 1998. The
increase  was   attributable   to  the  debt  assumed  in  connection  with  the
acquisitions effective January 1, 1999.

Minority interest decreased to $34,606 in 1999 from $84,991 in 1998 reflecting the results of operations from the Kings Dominion partnership and the Days Inn Pompano hotel in 1999.

Liquidity and Capital Resources

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

Historical Changes in Liquidity and Capital Resources

Total assets increased from $108,683,792 at December 31, 1998 to $127,692,489 at December 31, 1999. The increase in total assets was the result of the acquisition of the Beck II properties described in Note 3 of the Consolidated Financial Statements.

Accounts receivable, property and equipment, other current assets, goodwill, notes receivable, other assets, accounts payable, accrued expenses, long-term debt, paid-in-capital, preferred stock and common stock all increased because of the acquisitions. The decrease in cash and cash equivalents from $12,383,741 in 1998 to $8,859,888 in 1999 is attributable to operations.

During the year ended December 31, 1999, the Company invested $4,953,847 in capital improvements for the Owned Hotels as part of its operating plan. The Company plans to spend $2,476,000 on capital improvements during the year ending December 31, 2000 as part of its continuing improvement plans for the Owned Hotels.

Capital for improvements to Owned Hotels has been and is expected to be provided by a combination of internally generated cash, reserve replacement accounts and, if necessary and available, borrowings. The Company expects to spend approximately 4% to 5% of annual revenues from Owned Hotels for ongoing capital expenditures.

The Company maintains a number of commercial banking relationships and has an aggregate $2,200,000 line of credit with two financial institutions. There is no outstanding balance on the lines of credit at December 31, 1999. The Company is in active negotiations with lending institutions that might extend credit facilities to the Company for capital purposes including capital that might be required for the acquisition of additional hotels or management contracts. There can be no assurance such negotiations will be successful.

The Company anticipates that it will be able to secure the capital required to pursue its acquisition program through a combination of borrowing, internally generated cash and utilization of its common and/or preferred stock. There can be no assurance however that the Company will be able to negotiate sufficient borrowings to accomplish its acquisition program on terms and conditions acceptable to the Company. Further, any such borrowings may contain covenants that impose limitations on the Company that could constrain or prohibit the Company from making additional acquisitions as well as its ability to pay dividends or to make other distributions, incur additional indebtedness or obligations or to enter into other transactions that the Company may deem beneficial. Additionally, factors outside of the Company's control could affect its ability to secure additional funds on terms acceptable to the Company. Those factors include, without limitation, any increase in the rate of inflation and/or interest rates, localized or general economic dislocations, an economic downturn and regulatory changes constricting the availability of credit.

The Company's long-term debt at December 31, 1999 totals $71,710,307. Mortgage debt totals $71,187,363, which consists of $67,659,175 in fixed rate mortgage loans and $3,528,188 in adjustable rate (3-5 year adjustment period) mortgage loans. Such adjustable rate loans have maturity dates ranging from August 2000 to April 2006. Interest rates on mortgage debt range from 7.75% to 9.75% with a weighted average interest rate of 8.3% at December 31, 1999. The approximate scheduled repayments of principal on the long-term debt of the Company for the next five years are: 2000 -- $3,776,846; 2001 -- $3,332,590; 2002 -- $3,738,095;
2003 --  $1,627,644;  2004 --  $1,754,602.  Management of the Company  currently believes that the cash flow from the Company's hotel operations will be sufficient to make the required amortization payments. Balloon payments required at the maturity of the non-self-amortizing loans will be made from cash on hand at the time or from the proceeds of refinancing. There can be no assurance that the Company will be able to obtain financing, or financing on terms satisfactory to it.

Demand at many of the hotels is affected by seasonal patterns. Demand for hotel rooms in the industry generally tends to be lower during the first and fourth quarters and higher in the second and third quarters. Accordingly, the Company's revenues reflect this seasonality.

Inflation

Although inflation has been relatively stable over the past two years and has not had any discernible effect on the Company's operations, an increase in the inflation rate could have a negative effect on the Company's ability to secure additional capital under terms and conditions acceptable to the Company or refinance indebtedness secured by the Owned Hotels. An increase in the rate of inflation could materially adversely affect the ability of the Company to expand its operations through the acquisition of Owned Hotels.

Year 2000

The Company conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and executed a plan to resolve the issue. In addition, the Company worked with each of its hotel property general managers to complete a plan to ensure that all of the computerized operations at each of the hotels continue to run properly on and after January 1, 2000. All hotels had a Year 2000 test prior to September 30, 1999 to ensure that the Year 2000 problem would not disrupt the hotels' reservation systems.

Since the date rollover on January 1, 2000, the Company has not experienced any material adverse impacts due to the Year 2000 issue. While the primary risk to the Company with respect to the Year 2000 issue continues to be the inability of external parties to provide goods and services in a timely and accurate manner, to date, the Company is not aware of any such disruption. As a result, the Company does not expect any remaining Year 2000 risks to have a material adverse impact to the Company.

Forward Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and other aspects of the Company's business and operations are described in "Description of Business" "Risk Factors" and "Management's Discussion and Analysis or Plan of Operation." The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

Item 7.           Financial Statements.

The Financial Statements required by this item appear under the caption "Index to Financial Statements" and are included elsewhere herein.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The material contained in "Election of Directors" and in "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 19, 2000 is hereby incorporated by reference.

Item 10. Executive Compensation.

The material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 19, 2000 is hereby incorporated by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The material contained in "Voting Securities and Principal Holders Thereof" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 19, 2000 is hereby incorporated by reference.

Item 12. Certain Relationships and Related Transactions.

The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on May 19, 2000 is hereby incorporated by reference.

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

       3.2          By-Laws incorporated by reference to Exhibit 3.2 to Form
                    10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

       3.3 Certificate of Amendment to Certificate of Designation, incorporated by reference to Exhibit 3.3 Form 10-KSB filed with the Securities and Exchange Commission on March 22,
                    1999.

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

       10.5         Employment Agreement with Michael M. Nanosky dated April 24,
                    1997  incorporated  by  reference  to Exhibit  10.5 to  Form
                    10-SB of the Company filed with the  Securities and Exchange
                    Commision on June 24, 1997.

       10.6         1996 Stock Option Plan  incorporated by reference to Exhibit
                    10.6 to Form 10-SB of the Company filed with the Securities and Exchange Commision on June 24, 1997.

       10.7         Stock Option  Agreement incorporated by reference to Exhibit
                    10.7 to Form 10-SB of the Company filed with the Securities and Exchange Commision on June 24, 1997.

       10.9 Investor Agreement incorporated by reference to Exhibit 10.9 to Form 10-SB of the Company filed with the Securities and Exchange Commision on June 24, 1997.

       10.11        Client   Service  Agreement  between   Hospitality  Employee
                    Leasing  Program,  Inc.  and  the  Company  incorporated  by reference to  Exhibit 10.12 to  Form  10-SB of  the  Company filed with the Securities and Exchange Commision on June 24,
                    1997.

       10.12        Product   Lease  and   Service  Agreement  between  Computel
                    Systems,  Inc. and  the Company incorporated by reference to
                    Exhibit 10.12  to Form  10-SB of the  Company filed with the
                    Securities and Exchange Commission on June 24, 1997.

       10.13        Sublease Agreement between Beck Hospitality Inc. III and the
                    Company (Cincinnati premises)  incorporated  by reference to
                    Exhibit 10.13 to Form 10-SB of the Company filed with the Securities and Exchange Commision on June 24, 1997.

       10.14        Sublease Agreement between Beck Hospitality Inc. III and the
                    Company  (Boca Raton premises) incorporated by  reference to
                    Exhibit 10.14 to Form 10-SB of the Company filed with the Securities and Exchange Commision on June 24, 1997.

       10.16        Partnership   Agreement   of   Kings   Dominion  Lodge, G.P.
                    incorporated by reference  to Exhibit 10.16 to Form 10-SB of the Company filed with the Securities and Exchange Commision on June 24, 1997.

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

       10.26        Note  (Fixed Rate)  of  JAGI  Cleveland - Hudson, LLC  dated
                    August 14, 1998  in  the  principal  sum of $13,300,000  and
                    Schedule  of   Other  Notes  (Fixed Rate)  incorporated   by
                    reference to Exhibit 10.26 to Form 8-K for the event August
                    14, 1998.

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

       10.30 Second Security Agreement dated as of August 14, 1998 by and between JAGI Cleveland - Hudson, LLC and Amresco Captial,
                    L.P. and Schedule of Other Second Security Agreements incorporated by reference to Exhibit 10.30 to Form 8-K for the event dated August 14, 1998.

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

       10.33        Stock   Appreciation   Right  Certificate  incorporated   by
                    reference to Exhibit 10.33 t o  Form  10-KSB  for  the  year ended December 31, 1998.

       10.34 Amended and Restated Registration Rights Agreement dated as of January 1, 1999 with Louis S. Beck incorporated by reference to Exhibit 10.34 to Form 10-KSB for the year ended December 31, 1998.

       10.35 Amended and Restated Registration Rights Agreement dated as of January 1, 1999 with Harry G. Yeaggy incorporated by reference to Exhibit 10.35 to Form 10-KSB for the year ended December 31, 1998.

       10.36 Stock Appreciation Right Agreement with Paul Tipps dated as of December 18, 1998 incorporated by referenc to Exhibit
                    10.36 to Form 10-KSB for the year ended December 31, 1998.

       21           Subsidiaries of the Company.

       24           Powers of Attorney.

       27           Financial Data Schedule.

(b) Reports on Form 8-K:

          There were no reports on Form 8-K filed for the period October 1, 1999 through December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JANUS HOTELS AND RESORTS, INC.


Dated:  March 29, 2000              /s/ James E. Bishop
                                    -----------------------------------------
                                    James E. Bishop
                                    President

Dated:  March 29, 2000              /s/ Richard A. Tonges
                                    -----------------------------------------
                                    Richard A. Tonges
                                    Treasurer and Vice President of Finance
                                    (Principal Financial and Accounting Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated:  March 29, 2000                               *
                                    ----------------------------------------
                                    Louis S. Beck
                                    Chairman



Dated:  March 29, 2000                               *
                                    ----------------------------------------
                                    James E. Bishop
                                    President and Director


Dated:  March 29, 2000                               *
                                    ----------------------------------------
                                    Harry G. Yeaggy
                                    Vice Chairman


Dated:  March 29, 2000                               *
                                    ----------------------------------------
                                    Arthur Lubell
                                    Director


Dated:  March 29, 2000                               *
                                    ----------------------------------------
                                    Richard P. Lerner
                                    Director


Dated:  March 29, 2000                               *
                                    ----------------------------------------
                                    Vincent W. Hatala, Jr.
                                    Director


Dated:  March 29, 2000                               *
                                    ----------------------------------------
                                    Lucille Hart-Brown
                                    Director


Dated:  March 29, 2000                               *
                                    ----------------------------------------
                                    C. Scott Bartlett, Jr.
                                    Director

Dated:  March 29, 2000                               *
                                    ----------------------------------------
                                    Michael M. Nanosky
                                    President of Hotel Operation and Director


Dated:  March 29, 2000                               *
                                    ----------------------------------------
                                    Paul Tipps
                                    Director






* /s/ James E. Bishop
  -------------------------
  James E. Bishop
  Attorney-in-Fact

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                     PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                              F-2

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 1999 AND 1998                                F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999           F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED                   F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 1999           F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                            F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Janus Hotels and Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Janus Hotels and Resorts, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Janus Hotels and Resorts, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




/s/ GRANT THORNTON LLP
March 7, 2000

                         JANUS HOTELS AND RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998

                                                                                     December 31,      December 31,
                                                                                         1999              1998
                                                                                   ----------------  ----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $  8,859,888      $ 12,383,741
   Restricted cash                                                                       1,251,297           802,746
   Accounts receivable                                                                   1,743,241         1,422,327
   Current portion of notes receivable                                                     182,226           322,043
   Other current assets                                                                    212,082           239,206
                                                                                       -----------       -----------
     Total current assets                                                               12,248,734        15,170,063
                                                                                       -----------       -----------

Property held for sale                                                                  12,641,199          -
Property and equipment, net                                                             84,059,513        74,550,300
Notes receivable                                                                                             453,194
Mortgage notes receivable                                                                3,392,709         5,425,046
Goodwill, net                                                                            7,542,376         6,536,996
Deferred tax asset                                                                       2,566,000         2,566,000
Other assets                                                                             5,241,958         5,868,067
                                                                                       -----------       -----------
                                                                                      $127,692,489      $110,569,666
                                                                                       ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Payable for redemption of preferred stock                                          $     35,621      $     41,370
   Current portion of long-term debt                                                     3,776,846         2,683,504
   Accounts payable                                                                      2,179,417         1,495,253
   Accrued expenses                                                                      1,959,960         1,910,248
                                                                                       -----------       -----------
     Total current liabilities                                                           7,951,844         6,130,375
                                                                                       -----------       -----------

Long-term debt, net of current portion                                                  67,933,460        60,582,883
Deferred tax liabilities                                                                 2,345,275         1,885,874
Minority interest                                                                        2,465,995         1,773,960

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    16,788.08 and 10,451.88 shares issued and outstanding at December 31,
    1999 and 1998, respectively                                                                168               105
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,883,220 shares issued at December 31, 1999 and 1998, respectively                  118,833           118,833
   Additional paid-in capital                                                           52,582,257        45,738,120
   Accumulated deficit                                                                  (4,288,844)       (4,244,185)
   Treasury stock, 3,212,128 and 3,192,128 common shares, at cost                       (1,416,499)       (1,416,299)
                                                                                       -----------       -----------
     Total stockholders' equity                                                         46,995,915        40,196,574
                                                                                       -----------       -----------
                                                                                      $127,692,489      $110,569,666
                                                                                       ===========       ===========

                See notes to consolidated financial statements.

                       JANUS HOTELS AND RESORTS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 1999 and 1998

                                                                                   1999             1998
                                                                              ---------------  ---------------
Revenues:
   Room and related services                                                     $37,712,563      $20,489,850
   Food and beverage                                                              10,578,433        6,298,770
   Management fees                                                                 2,039,565        1,754,610
   Other                                                                             842,861          513,595
                                                                                  ----------       ----------
     Total revenues                                                               51,173,422       29,056,825
                                                                                  ----------       ----------

Operating expenses:
   Direct:
     Room and related services                                                     9,341,472        4,918,908
     Food and beverage                                                             8,113,617        5,122,426
     Selling and general                                                           2,047,006        1,495,796
                                                                                  ----------       ----------
       Total direct expenses                                                      19,502,095       11,537,130
                                                                                  ----------       ----------
   Occupancy expenses                                                              6,768,557        3,451,122
   Selling, general and administrative expenses                                   12,363,032        6,484,960
   Depreciation                                                                    3,688,997        2,392,300
   Amortization                                                                      356,877          222,922
                                                                                  ----------       ----------
       Total operating expenses                                                   42,679,558       24,088,434
                                                                                  ----------       ----------

Operating income                                                                   8,493,864        4,968,391

Other income (expense):
   Interest expense                                                               (6,597,088)      (3,565,053)
   Interest income                                                                   808,650        1,137,506
   Other                                                                             115,565         -
                                                                                  ----------       ----------
Income from continuing operations before income taxes and minority interest        2,820,991        2,540,844

Provision for income taxes                                                         1,153,801          704,798
                                                                                  ----------       ----------
Income from continuing operations before minority interest                         1,667,190        1,836,046

Minority interest                                                                     34,606           84,991
                                                                                  ----------       ----------
Income from continuing operations                                                  1,632,584        1,751,055
Gain (loss) on disposal of discontinued operations, net of taxes                    (459,800)         136,186
                                                                                  ----------       ----------
Net income                                                                         1,172,784        1,887,241
Less preferred dividend requirement                                                1,217,443          783,891
                                                                                  ----------       ----------
Net income applicable to common stock                                            $   (44,659)     $ 1,103,350
                                                                                  ==========       ==========

Basic income (loss) per common share:
   Income from continuing operations                                                 $  0.04           $ 0.11
   Gain (loss) on disposal of discontinued operations                                  (0.05)            0.02
                                                                                      ------            -----
   Net income (loss)                                                                 $ (0.01)          $ 0.13
                                                                                      ======            =====

Diluted income (loss) per common share:
   Income from continuing operations                                                 $  0.04           $ 0.11
   Gain (loss) on disposal of discontinued operations                                  (0.05)            0.02
                                                                                      ------            -----
   Net income (loss)                                                                 $ (0.01)          $ 0.13
                                                                                      ======            =====

Weighted average common shares:
   Basic                                                                           8,673,996        8,693,545
                                                                                   =========        =========
   Diluted                                                                         8,673,996        8,693,545
                                                                                   =========        =========


              See notes to consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                Preferred Stock            Common Stock
                                             -----------------------   ----------------------
                                              Number of                Number of                   Additional      Accumulated
                                               Shares         Amount     Shares        Amount   Paid-in Capital      Deficit
                                             ----------      -------  ----------    ---------   ---------------   -------------
Balance January 1, 1998                      10,451.88       $ 105    11,880,867    $ 118,809    $ 43,163,321    $ (5,347,535)
Net income                                                                                                          1,887,241
Decrease in net operating loss valuation
allowance                                                                                           2,566,000
Conversion of warrants and payout of puts                                  2,353           24           8,799
Preferred stock dividends                                                                                            (783,891)
                                             ---------        ----    ----------     --------     -----------     -----------
Balance December 31, 1998                    10,451.88         105    11,883,220      118,833      45,738,120      (4,244,185)
Net income                                                                                                          1,172,784
Decrease in net operating loss valuation
allowance                                                                                             508,000
Shares issued for acquisition                 6,336.20          63                                  6,336,137
Common stock returned from Pre-Tek
purchase for non-performance of earn out
Preferred stock dividends                                                                                          (1,217,443)
                                             ---------        ----    ----------     --------     -----------     -----------
Balance December 31, 1999                    16,788.08       $ 168    11,883,220    $ 118,833    $ 52,582,257    $ (4,288,844)
                                             =========        ====    ==========     ========     ===========     ===========





                                                  Treasury Stock
                                            ----------------------------
                                             Number of
                                               Shares         Amount          Total
                                            ----------    -------------   ------------
Balance January 1, 1998                      3,189,132    $ (1,316,299)   $ 36,618,401
Net income                                                                   1,887,241
Decrease in net operating loss valuation
allowance                                                                    2,566,000
Conversion of warrants and payout of puts        2,996        (100,000)        (91,177)
Preferred stock dividends                                                     (783,891)
                                             ---------     -----------     -----------
Balance December 31, 1998                    3,192,128      (1,416,299)     40,196,574
Net income                                                                   1,172,784
Decrease in net operating loss valuation
allowance                                                                      508,000
Shares issued for acquisition                                                6,336,200
Common stock returned from Pre-Tek
purchase for non-performance of earn out        20,000            (200)           (200)
Preferred stock dividends                                                   (1,217,443)
                                             ---------     -----------     -----------
Balance December 31, 1999                    3,212,128    $ (1,416,499)   $ 46,995,915
                                             =========     ===========     ===========


See notes to consolidated financial statements.

                   JANUS HOTELS AND RESORTS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998


                                                                            1999            1998
                                                                       ---------------  --------------
Operating activities:
Net income                                                                $ 1,172,784     $ 1,887,241
Adjustments to reconcile net income  to net cash provided by (used
in) operating activities:
   Depreciation and amortization                                            3,688,997       2,392,300
   Amortization of intangible assets                                          356,877         222,922
   Deferred taxes                                                             967,401         695,874
   Minority Interest                                                           34,606          84,992
   Gain on sale of property                                                  (110,787)
   Discontinued operations                                                    499,800         (73,948)
Changes in operating assets and liabilities, excluding acquisitions:
   Accounts receivable                                                       (320,914)     (1,013,853)
   Other current assets                                                        27,124         342,043
   Other asset                                                                638,526      (4,348,888)
   Accounts payable and accrued expenses                                   (1,458,009)      1,716,232
                                                                           ----------      ----------
      Net  cash provided by operating activities                            5,496,405       1,904,915
                                                                           ----------      ----------

Investing activities:
Acquisition of hospitality business, net of noncash consideration
and cash acquired                                                             462,008         -
Increase in notes receivable                                                 (250,000)         (4,276)
Purchases of property and equipment                                        (4,953,847)    (42,595,244)
Proceeds from sale of property                                              4,250,000          14,161
Collections of notes receivable                                               233,599         127,884
                                                                           ----------      ----------
      Net cash used in investing activities                                  (258,240)    (42,457,475)
                                                                           ----------      ----------

Financing activities:
Dividends paid                                                             (1,217,443)       (981,474)
Increase in restricted cash                                                  (448,551)       (470,382)
Repurchase of common stock                                                    -              (100,000)
Conversion of warrants to common stock                                        -                 8,823
Proceeds from long-term borrowings                                            -            44,000,000
Repayments of long-term borrowings                                         (7,096,024)       (712,147)
                                                                           ----------      ----------
      Net cash (used in) provided by financing activities                  (8,762,018)     41,744,820
                                                                           ----------      ----------

Increase (decrease) in cash and cash equivalents                           (3,523,853)      1,192,260

Cash and cash equivalents, beginning of period                             12,383,741      11,191,481

                                                                           ----------      ----------
Cash and cash equivalents, end of period                                  $ 8,859,888     $12,383,741
                                                                           ==========      ==========

Supplemental disclosure of cash flow data:
Interest paid                                                             $ 6,597,088     $ 3,565,053
                                                                           ==========      ==========

Income taxes paid                                                         $   757,880     $   130,750
                                                                           ==========      ==========

Noncash transactions:
Acquisition of hospitality business
   Assets acquired                                                        $27,192,451
   Liabilities assumed                                                     20,856,251
                                                                           ----------
   Value of stock issued                                                  $ 6,336,200
                                                                           ==========

          See notes to consolidated financial statements.

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization:

As of December 31, 1999, the continuing operations of Janus Hotels and Resorts, Inc. and its Subsidiaries ("Janus" or the "Company"), which until May 21, 1999 had been named Janus American Group, Inc., were comprised primarily of the operations of sixteen hotels (of which fourteen are wholly-owned, one is 85%-owned and one 75% owned) and a hotel management company which manages hotels for unrelated parties.

The Company's owned and managed hotels are located primarily in the Midwestern and Southeastern United States. As further described in Note 3, four hotels were acquired on August 14, 1998 and seven hotels were acquired January 1, 1999 in transactions that were accounted for as purchases. Accordingly, the accompanying consolidated financial statements reflect the accounts for the hotel operations for the years ended December 31, 1999 and 1998 from the applicable acquisition dates. The financial statements for periods prior to those dates are not comparable.

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

Note 2 - Summary of significant accounting policies:

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures in the consolidated financial statements. Changes in such estimates may affect amounts reported in future periods.

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

Impairment of long-lived assets: The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment and goodwill, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. As of December 31, 1999, there was no such impairment.

Deferred loan costs: Costs incurred to obtain long-term financing are deferred and amortized using the straight-line method (which approximates the interest method) over the terms of the loans.

Revenue recognition: The Company recognizes all revenues on an accrual basis as earned.

Advertising costs: The costs of advertising and promotion are expensed as incurred. Advertising costs charged to operations, all of which were attributable to the Company's hotel operations, amounted to $814,322 in 1999 and $415,400 in 1998.

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

As explained in Note 1, the assets and liabilities of USL and USL-SA were initially transferred to the Reorganization Trust in February 1990. The Reorganization Trust is considered a grantor trust for income tax purposes. Accordingly, any taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Reorganization Trust are recorded in the Federal and state income tax returns of the Company; however, such assets and liabilities are not presented in these consolidated financial statements.

Stock options: In accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, the Company will recognize compensation costs as a result of the issuance of stock options based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense because of any grants of stock options at an exercise price that is equivalent to or greater than fair value.

Reclassification: Certain prior year amounts have been reclassified to conform to current year presentation.

Income (loss) per common share: Basic net income (loss) per common share is calculated by dividing net income or loss, as adjusted for required preferred stock dividends, by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share is similar to that of basic net income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options and warrants, were issued during the period.

The Company's reported net income represents its net income available to common stockholders for purposes of computing both measures. The following reconciles shares outstanding at the beginning of the year to average shares outstanding used to compute both income per share measures.


                                                   December 31, 1999         December 31, 1998
Averages shares outstanding-basic                      8,673,996                 8,693,545
Effect of dilutive securities- dilutive shares
    contingently issuable upon the exercise of
    stock options and warrants                             -                         -
                                                       ---------                 ---------
Averages shares outstanding- Assuming dilution         8,673,996                 8,693,545
                                                       =========                 =========


Note 3 - Acquisitions:

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

On August 14, 1998, the Company acquired four hotels from commonly controlled sellers (the "Cornerstone Hotel Group"). The total purchase price was $44,110,500 in cash, financed by four mortgage loans in substantially the amount of the total purchase price, secured by the acquired properties. The loans are cross-defaulted and cross-collateralized among the four hotels but otherwise of limited recourse to the Company. The financing was for an initial term of ten years, based upon a 25-year amortization schedule, at a fixed interest rate of 8.09% per annum. During the third quarter of 1999, the Company finalized the allocation of the purchase price based on appraised values between land, buildings, equipment, and furniture and fixtures. As a result, depreciation expense was reduced by approximately $549,000 in 1999.

The following unaudited information shows the pro forma results of continuing operations of the Company for the twelve months ended December 31, 1998 as though each of the Beck II and the Cornerstone Hotel Group had been acquired as of January 1, 1998. In each case, the results of the discontinued oil and gas services operations are excluded.

        (in   thousands,   except  per
        share amounts)                                    1998
        -------------------------------          ------------------------
        Revenues                                     $51,514,669
        Net  income   from   continuing
        operations                                       952,444
        Earnings per share:
           Basic                                           $0.11
           Diluted                                         $0.11


The unaudited pro forma results of operations shown above do not purport to represent what the combined results of operations actually would have been if the acquisition of the Beck II and the Cornerstone Hotel Group had occurred as of January 1, l998 instead of the actual dates of consummation or what the results of operations will be for any future periods.

Note 4 - Mortgage notes receivable:

The mortgage notes are secured by a campground in Kissimmee, Florida and a hotel property in Westerville, Ohio. The campground is owned by an entity controlled by Messrs. Beck and Yeaggy. Messrs. Beck and Yeaggy have personally guaranteed the mortgage note. The balances at December 31, 1999 and 1998 consisted of the following:

                                                                                         1999              1998
                                                                                         ----              ----
   Note secured by campground, with interest at 8%                                   $3,331,419        $3,417,006

   Note secured by Westerville hotel property, with interest at 10.0%                   243,516

   Note secured by Juno Beach hotel property, with interest at 0.5% above the
   prime rate (an effective rate of 9.0% at December 31, 1998)                          -               2,141,749
                                                                                      ---------         ---------
                                                       Total long-term receivable     3,574,935         5,558,755
   Less current portion                                                                 182,226           133,709
                                                                                      ---------         ---------
                                        Long-term portion, net of current portion    $3,392,709        $5,425,046
                                                                                      =========         =========

The mortgage notes are payable in monthly installments of principal and interest through April 2003 with final installments of remaining principal and interest due in May 2003.

Note 5 - Property Held for Sale:

At December 31, 1999, the Company held one hotel property for sale which was determined by the board of directors and management to be performing at optimum standards but located in a market where the growth potential in real estate value is limited and not conducive to the long range plans of the Company. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long-Lived Assets to be Disposed Of, a property is considered to be held for sale when the Company has made the decision to dispose of the property. At that time, the Company discontinues depreciating the asset and estimates the fair value of such asset. If the fair value of a hotel property held for sale is less than net book value, a reserve for losses is established. Because the hotel is presently performing at optimum standards the estimated fair market value of the property is in excess of its carrying value. No reserve is considered necessary at December 31, 1999. Company management and the board of directors designated three hotel properties held for sale prior to July 1, 1999, of which two were sold prior to December 31, 1999. As a result, depreciation in the amount of approximately $368,000 was not recorded. The Company expects to dispose of the remaining property within the next twelve months.

Note 6 -- Property and equipment:

Property and equipment at December 31, 1999 and December 31, 1998 consisted of the following:

                                                            December 31,           December 31,
                                                                1999                    1998
                                                            ------------           ------------
Land                                                         $12,952,015            $10,167,507
Hotels                                                        65,100,455             56,004,760
Hotel furniture and fixtures                                  11,707,571             11,541,553
Equipment and vehicles                                           383,629                103,098
                                                              ----------             ----------
                                                              90,143,670             77,816,918
Less accumulated depreciation and amortization                 6,084,157              3,266,618
                                                              ----------             ----------
Totals                                                       $84,059,513            $74,550,300
                                                              ==========             ==========

Effective July 1, 1999, Janus completed significant renovations of its portfolio of properties in accordance with its operating plan. These renovations upgraded the facilities and improved the average daily room rate. The Company provided the liquidity to perform these renovations and management continues to anticipate that further acquisitions will be subjected to the same operating plan. The result of these improvements is that the useful life of the previously acquired properties was increased to reflect the upgrades. Building and mechanical improvement lives were changed to reflect this renovation and are now depreciated from 15 to 40 years. The equipment has a life range of 5 to 10 years. Management believes the revised estimated useful lives provide a better matching of costs and revenues. The effect of this change on income from continuing operations for the year ended December 31, 1999 was to increase it by approximately $605,000 or $0.07 per diluted share.

Note 7 -- Long-term debt:
Long-term debt at December 31 consisted of the following:

                                                                   1999                    1998
                                                                   ----                    ----
Fixed rate mortgage notes payable in monthly
  installments, including interest at rates ranging
  from 7.75% to 9.75%; the mortgage notes
  mature from August 2000 through March 2016                    $67,659,174              $54,320,332
Variable rate mortgage notes payable in monthly
  installments, including interest at rates varying
  with the prime commercial lending rate and
  rates on U.S. Treasury securities (the effective
  rates at December 31, 1999 ranged from 8.52%
  to 9.5%); the mortgage notes mature from
  August 2000 through April 2006                                  3,528,188                8,823,009
Equipment notes with various maturities through
  December 2003 and interest at rates ranging
  from 8.98% to 15%                                                 522,944                  123,046
                                                                 ----------               ----------
                                Total long-term debt             71,710,306               63,266,387
Less current portion                                              3,776,846                2,683,504
                                                                 ----------               ----------
              Long-term debt, net of current portion            $67,933,460              $60,582,883
                                                                 ==========               ==========

Long-term debt is secured by the Company's notes, property and equipment. Principal payments in years subsequent to December 31, 1999 are as follows:

           Year Ending December 31          Amount
           -------------------------     ------------

                     2000                 $3,776,846

                     2001                  3,322,590

                     2002                  3,738,095

                     2003                  1,627,644

                     2004                  1,754,602

Note 8 -- Commitments and contingencies:

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

Note 9 - Income taxes:

For financial statement purposes, there was a provision for Federal income taxes at December 31, 1999 and 1998. Benefits to be realized from the utilization of the net operating loss carryforwards generated prior to the Company's reorganization in February 1990 will be reported as an increase in additional paid-in capital and not as a credit to results of operations. In 1999 and 1998, the Company increased paid-in-capital by $508,000 and $2,566,000, respectively, as a result of such benefits.

Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a change of more than 50% in the ownership of the corporation during a three-year period. As of December 31, 1999, management believes that such a change in ownership has not occurred.

During the period ended December 31, 1998, the Company received $261,215 in refunds from the Internal Revenue Service (the "Service") attributable to amended returns filed for previous years, plus interest of $154,280. The Company recorded such refunds as income upon receipt as such amended returns were subject to review by the Service and accepted in the current year.

The provision for income taxes consists of the following:

                                                                              1999               1998
                                                                              ----               ----
     Federal income tax provision:
        Current                                                              $  259,171          $(219,449)
        Deferred for net operating loss carryforward                            628,000            463,100
                                                                              ---------           --------
          Total federal income tax provision                                    887,171            243,651
                                                                              ---------           --------

     State and local income tax provision:
        Current                                                                 356,496            228,373
        Deferred                                                                (89,866)           232,774
                                                                              ---------           --------
          Total state and local provision                                       266,630            461,147
                                                                              ---------           --------

     Provision for income taxes                                              $1,153,801          $ 704,798
                                                                              =========           ========


A reconciliation of the statutory Federal income tax rate of 34% to the effective tax rate for the provision for income taxes attributable to income from continuing operations follows:

                                                               1999                 1998
                                                          -------------        -------------
     Statutory rate                                            34.0%               34.0%
     Write-off of goodwill related to Pretek                                       (2.5)
     Refund of Federal income tax (a)                                              (8.6)
     Nondeductible amortization of goodwill                     2.1                 1.6
     State and local tax                                        5.3                 5.9
     Other                                                     (0.5)               (2.7)
                                                               ----                ----
               Total                                           40.9%               27.7%
                                                               ====                ====


(a) Refund of taxes for prior years after IRS review.

Deferred taxes at year-end were comprised of the following:


                                                                  1999                1998
                                                             ---------------     ----------------
Deferred tax liabilities:
   Depreciation and other                                       $ 2,345,275         $  1,885,874
                                                                 ----------          -----------
Deferred tax assets:
   Net operating loss carryforwards                              81,898,000          165,355,000
   Valuation allowance                                           79,332,000          162,789,000
                                                                 ----------          -----------
     Net deferred tax assets                                      2,566,000            2,566,000
                                                                 ----------          -----------
                                     Net deferred tax asset     $   220,725         $    680,126
                                                                 ==========          ===========

Net  operating  loss   carryforwards   consist  of  federal   carryforwards   of
$240,876,000 principally expiring in years 2000 through 2011.

Note 10 -- Discontinued operations:

In April 1998, the Company entered into an agreement for the sale of its oil and gas services operations. An amendment to this agreement was completed in September 1999. As part of the amended agreement, the buyers had the right to make a payment of $356,372 on or before December 31, 1999 in settlement of a $500,000 note. If the payment is not made, the note shall be paid out over a period of sixty months at an 8% rate of interest. As a result, a loss from disposal of discontinued operations of $500,000 has been accrued.

At  December  31,  1998,  the  Company   recognized   liquidating   income  from
discontinued operations of $136,186.

Note 11 -- Fair value of financial instruments:

The Company's financial instruments at December 31, 1999 and 1998 consisted of cash, accounts receivable, mortgage notes receivable, accounts payable and fixed and variable rate mortgage and equipment notes payable. In the opinion of management, (i) cash, accounts receivable and accounts payable were carried at values that approximated their fair values because of their short-term maturities and (ii) mortgage notes receivable and mortgage and equipment notes payable were carried at values that approximated their fair values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

Note 12 -- Minority interest:

The Company owns an interest of approximately 90% in JIS and interests of 85% and 75% in a hotel partnership and corporation, respectively. The balance of the minority interest in these consolidated subsidiaries at December 31, 1999 and December 31, 1998 and the changes in the minority interest are set forth below:


                                          JIS         HOTEL PARTNERSHIPS       TOTAL
                                      ------------    -------------------   -------------
Balance at December 31, 1997              $91,113             $1,597,856      $1,688,969

Net Income                                    -0-                 84,992          84,992
                                           ------              ---------       ---------
Balance at December 31, 1998               91,113              1,682,848       1,773,961

Acquisition                                                      657,427         657,427

Net Income                                    -0-                 26,031          26,031
                                           ------              ---------       ---------
Balance at December 31, 1999              $91,113             $2,366,306      $2,457,419
                                           ======              =========       =========

Note 13 - Stockholders' equity:

Capital stock: Information regarding the capital stock of Janus follows:

   Preferred stock, par value $.01 per share; 5,000,000 shares authorized at December 31, 1999 and 1998, respectively, of which 4,000 shares were designated as "Series A" (the "Janus Series A preferred stock"); the 2,200 shares of Series A preferred stock that were issued and outstanding at December 31, 1995 were redeemed during 1996; and

   Preferred stock, par value $.01 per share; 20,000 and 12,000 shares authorized at December 31, 1999 and 1998, respectively; 16,788.08 and 10,451.88 shares of Series B preferred stock were issued and outstanding at December 31, 1999 and 1998, respectively.

   Common stock, par value $.01 per share; 15,000,000 shares authorized; and 11,883,220 shares issued at December 31, 1999 and 1998; and 3,212,128 and 3,192,128 shares held as treasury shares at December 31, 1999 and 1998, respectively. At December 31, 1999 and 1998, the Reorganization Trust held shares of Janus common stock for possible future distribution under the Plan which the Reorganization Trust was originally required to vote in proportion to the votes cast by the Company's other stockholders.

   On April 14, 1997, the Bankruptcy Court issued an order modifying the terms under which the Reorganization Trust votes the shares of Janus common stock it holds. As a result, the Reorganization Trust is now required to vote such shares in proportion to the votes cast by other stockholders, but disregarding shares issued after March 16, 1997.

Information regarding the capital stock of JIS follows: Preferred stock, par value $.01 per share; 5,000,000 shares authorized at December 31, 1999 and 1998, of which 7,650 shares were designated as "Series A" (the "JIS Series A preferred stock"); and Common stock, par value $.01 per share; 15,000,000 shares authorized; 5,000,000 shares issued at December 31, 1999 and 1998; 409,000 shares held as treasury shares at December 31, 1999 and 1998.

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

The Janus Series A preferred stock and the JIS Series A preferred stock were substantially identical in their terms. The Janus and JIS Series A preferred stock entitled the holders thereof to cash dividends, payable on the last day of each June and December, at an annual rate equal to 12% of the liquidation preference value of the Janus or JIS Series A preferred stock. Shares of the Janus and JIS Series preferred stocks were redeemable at a price of $100 per share. Holders of the Janus and JIS Series A preferred stock were not entitled to vote except as required by law.

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

Warrants:

In July 1996, the Company issued warrants to purchase 500,000 shares of Janus common stock, which were deemed to have a nominal fair value, as part of the consideration for the acquisition of Pre-Tek. All of the warrants will expire on July 15, 2001. At December 31, 1999 and 1998, warrants to purchase 110,627 shares were exercisable at $3.00 per share; warrants to purchase 55,312 shares were exercisable at $4.00 per share; and warrants to purchase 55,308 shares were exercisable at $5.00 per share. However, the warrants may only be sold pursuant to an effective registration statement under the Securities Act of 1933 or an appropriate exemption from such registration.

In May 1999, the warrants became subject to redemption by the Company at $.25 per warrant on 30 days prior written notice if the market price of the Janus common stock equals or exceeds $10.00 per share for 10 consecutive trading days.

Note 14 -- Stock options and stock appreciation rights:

During 1996, the stockholders of the Company approved the adoption of the Janus Industries, Inc. 1996 Stock Option Plan (the " Plan"). The Plan provides for grants of incentive stock options ("ISOs") and nonstatutory stock options ("NSOs"). ISOs may be issued to any key employee or officer of the Company; NSOs may be issued to any key employee or officer of the Company or any of the Company's independent contractors, agents or consultants other than nonemployee directors. A committee of at least two directors (the "Committee") will determine the dates on which options become exercisable and terminate (provided that options may not expire more than ten years after the date of grant). All outstanding options will become immediately exercisable in the event of a "change in control" (as defined) of the Company. The exercise price of an ISO must be at least 100% of the fair market value on the date of grant (110% for an optionee that holds more than ten percent of the combined voting power of all classes of stock of the Company). NSOs may be granted at any exercise price determined by the Committee. The Company has reserved 300,000 shares of common stock for issuance under the Plan.

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

The Company granted options for the purchase of 4,000 shares of common stock at an exercise price of $2.75 per share during 1996, all of which remained outstanding and exercisable at December 31, 1999 and 1998.

During 1997, the Company granted SARs with respect to 100,000 shares of Janus common stock to an executive officer at an exercise price of $3.25 per share which vest at the rate of 20,000 shares per year commencing on April 23, 1997. It also granted SARs with respect to a total of 40,000 shares of Janus common stock to directors at an exercise price of $3.25 per share which will be exercisable at any time during the period from October 25, 1997 through April 23, 2003; however, the appreciated value paid with respect to the SARs issued to the directors will be limited to $7.00 per share. Appreciation upon any exercise of the SARs issued in 1997 must be paid in cash. Management estimates that the exercise price for the SARs granted in 1997 approximated the fair value on the respective dates of grant and throughout the remainder of the year. Accordingly, the Company made no charges to compensation expense related to the SARs during 1997. The SARs issued in 1997 were not issued in conjunction with the Plan. In 1998, the Company granted SARs with respect to 25,000 shares of common stock to a director at an exercise price of $2.48 per share which will be exercisable at any time through December 17, 2003. These SARs were not issued in conjunction with the Plan.

Note  15 -- Disposal of Hotel Properties:

On December 29, 1999, the Company disposed of a hotel property located in Michigan City, Indiana. The hotel was sold for $2,000,000 cash resulting in a gain of approximately $279,000.

On September 29, 1999, the Company disposed of a hotel property located in Westerville. Ohio. The hotel was sold for $2,500,000 resulting in a loss of approximately $168,000. The consideration was $2,250,000 cash and a $250,000 note receivable that is collectible through monthly payments over three years. The note has an interest rate of 10%.

Note 16 -- Related party transactions:

The Company engages in various transactions with other entities in which Mr. Beck and Mr. Yeaggy have an interest. In addition to interest derived from the mortgages (see Note 4), results of operations in 1999 and 1998 include revenues and expenses derived from related party transactions as follows:

                                                      1999               1998
                                                    ---------          ---------
Management fee income (a)                           $136,761           $434,316

Personnel leasing fees (b)                           216,600             57,279

Management systems fees (c)                           68,202             50,022

Rent for office facilities and equipment              54,268             44,582

Reimbursement for management expenses                -0-                993,124


(a) The Company managed two hotels and six hotels for entities controlled by Messrs. Beck and Yeaggy in 1999 and 1998, respectively. The two hotels managed in 1999 were sold prior to December 31, 1999.

(b) The Company pays administrative fees to Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly owned by Messrs. Beck and Yeaggy, which provides the Company with personnel for the hotels it owns and manages. In addition, the Company reimburses HELP for the actual payments it makes to or on behalf of such employees.

(c) The Company pays management systems fees for the use of a hotel property management system and related computer hardware and software under an agreement with Computel Computer Systems, Inc., a corporation wholly-owned by Messrs. Beck and Yeaggy.

(d) In 1999 the Company, by merger, acquired Beck II and assumed direct responsibility for the operating costs of the management. In 1998, the Company paid 50% of the operating costs associated with shared expenses and personnel.