Form 10KSB/A
period 1999-12-31
JANUS AMERICAN GROUP INC
filed 2000-04-28
CIK 1020359

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

       Registrant's telephone number, including area code: (561) 994-4800

Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:


      Title of each class             Name of each exchange on which registered
      -------------------             -----------------------------------------

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

Number of shares of common stock outstanding as of April 24, 2000: 8,671,092

Transitional Small Business Disclosure Format: Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

Form 10-KSB filed with the Commission on March 29, 2000.

                                EXPLANATORY NOTE

         The Registrant is amending its Annual Report on Form 10-KSB for the year ended December 31, 1999 to include the information required in Part III, Items 9 through 12, which was omitted in the original filing pursuant to General Instruction E(3) of this Form 10-KSB.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors, Executive Officers, Promoters and Control Persons

         The directors (including current class designation) and executive officers of the Company are as follows:

      Name                            Age           Position                         Held Position Since
      C. Scott Bartlett, Jr.          67            Director (Class A)                       1996

      Louis S. Beck                   54            Chairman of the Board and                1997
                                                    Chief Executive Officer (Class
                                                    A)

      James E. Bishop                 48            Director and President (Class            1996
                                                    C)

      Lucille Hart-Brown              51            Director (Class A)                       1996

      Vincent W. Hatala, Jr.          69            Director (Class B)                       1990

      Richard P. Lerner               61            Director (Class A)                       1996

      Arthur Lubell                   86            Director (Class B)                       1990

      Michael M. Nanosky              41            Director and President of                1997
                                                    Hotel Operations (Class C)

      Paul Tipps                      63            Director (Class B)                       1997

      Richard A. Tonges               44            Treasurer and Vice President             1997
                                                    of Finance

      Harry Yeaggy                    54            Vice Chairman of the Board               1997
                                                    (Class C)


         During 1999, the Board of Directors of the Company held four meetings. No director of the Company attended less than 75% of the meetings held during the year.

         All directors of the Company hold office until their respective successors are elected and qualified, or until their death, resignation or removal. Officers serve at the discretion of the Board of Directors.

         There are no family relationships between any directors or executive officers of the Company.

      Biographical Information Concerning Directors and Executive Officers

Class A Directors. The terms of the following Class A Directors expire at the 2000 annual meeting.

C. Scott Bartlett, Jr.

     Mr. Bartlett has been a Director of the Company since August 1996. Mr. Bartlett has served as an independent financial consultant advising financial institutions in matters involving credit policy, loan approvals and loan workouts since 1990. Mr. Bartlett served as Senior Vice President and Chief Credit Officer of MTB Bank from 1992 until 1994 and currently serves as a member of the Board of Directors of MTB Bank with expanded Board duties pursuant to which he is paid on a per diem basis, in addition to compensation received as a member of such Board. Mr. Bartlett served as Executive Vice President, Senior Lending Officer and Chairman, Credit Policy Committee for National Westminster Bank USA from 1973 until 1990. Mr. Bartlett presently serves as a director of the following corporations: NVR, Inc. , AMEX: NVR (Audit Committee, Nominating Committee); MTB Bank (Audit Committee); Allstate Financial Corporation, OTC:
ASFN (Chairman of Audit Committee); and Abraxas Petroleum Corporation, OTC: AXAS (Audit Committee).

Louis S. Beck

     Mr. Beck has been a Director and Chairman of the Board of the Company since the Company's acquisition, by way of merger, of Beck Group Management Corp. on April 24, 1997. He is also the Company's Chief Executive Officer. He has been a principal stockholder and Chief Executive Officer of Beck Hospitality Inc. III and predecessor companies engaged in the hotel management business since 1972. He has also been a principal stockholder and Chairman of the Board of Union Savings Bank in Cincinnati, Ohio since 1986. Union Savings Bank is a wholly-owned subsidiary of U.S. Bancorp, a savings and loan holding company of which Mr. Beck is a director and President. In addition, since 1992 he has served as Chairman of the Board of Guardian Savings Bank in Cincinnati, Ohio and serves as a director and President of its holding company, Guardian Bancorp, Inc.

Richard P. Lerner

     Mr. Lerner has been a Director of the Company since August 1996. Mr. Lerner has been a partner with the law firm of Lambos & Junge, New York since 1996, and is currently managing partner. Mr. Lerner was a partner with the law firm of Lambos & Giardino, New York from 1978 to 1996. Mr. Lerner was a member of the U.S. Lines Creditors' Committee from inception in 1986 until conclusion of the U.S. Lines bankruptcy in 1990.

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

Class B Directors. The following Class B Directors were elected at the Company's 1998 annual meeting for terms ending in 2001:

Arthur Lubell

     Mr. Lubell was designated a creditor representative member of the Board of Directors pursuant to the Plan of Reorganization in the U.S. Lines bankruptcy in May 1990 and served as Treasurer of the Company from May 15, 1995 until April 24, 1997. Mr. Lubell has been a member of the law firm Lubell & Koven, New York City, since 1960, and is counsel to Daewoo International (America) Corp., a subsidiary of Daewoo Corporation, a former major unsecured creditor of U.S. Lines and a current stockholder of the Company.

Paul Tipps

     Mr. Tipps has been a Director of the Company since April 24, 1997. Mr. Tipps is the co-founder of State Street Consultants, a government affairs consulting firm, organized in 1983. Since January 1997 he has been a director of the Federal Home Loan Bank - Cincinnati and was elected Chairman in 2000. Mr. Tipps is a member of the Board of Directors of the John Glenn Institute for Public Service and Public Policy of The Ohio State University.

Vincent W. Hatala, Jr.

     Mr. Hatala was designated a creditor representative member of the Board of Directors pursuant to the Plan of Reorganization in the U.S. Lines bankruptcy in May 1990 and served as President of the Company from May 15, 1995 until August 28, 1996, and Chairman from May 15, 1995 until April 24, 1997. Mr. Hatala operated an independent financial consulting business from 1971 until his retirement from that business in 1990. He was a member of the U.S. Lines Creditors' Committee from its inception until the conclusion of the U.S. Lines bankruptcy proceeding in 1990 and served as a co-trustee of the Reorganization Trust from 1990 to 1993.

Class C Directors. The following Class C Directors were elected at the Company's 1999 annual meeting for terms ending in 2002:

James E. Bishop

     Mr. Bishop has served as a Director and President of the Company since August 1996. Mr. Bishop was Chief Executive Officer of the Company from August 1996 until April 24, 1997 and Executive Vice President from October 1995 to August 1996. From 1993 to 1995 he was Senior Vice President of Gates Capital Corp., an investment banking firm. For the seventeen years prior thereto he was an investment banker and senior manager for various public and private entities.

Michael M. Nanosky

     Mr. Nanosky has been a Director and President of Hotel Operations of the Company since the Company's acquisition, by way of merger, of Beck Group Management Corp. on April 24, 1997. From March 1990 until he joined the Company, Mr. Nanosky was President of Beck Group Management Corp., a company engaged in the hotel management business.

Harry G. Yeaggy

     Mr. Yeaggy has been a Director and Vice Chairman of the Company since the Company's acquisition, by way of merger, of Beck Group Management Corp. on April 24, 1997. He has been a principal stockholder and chief operating officer of Beck Hospitality Inc. III and predecessor companies engaged in the hotel management business since 1986. He has also been a director and President of Union Savings Bank in Cincinnati, Ohio since 1986. Union Savings Bank is a wholly-owned subsidiary of U.S. Bancorp., a savings and loan holding company of which Mr. Yeaggy is a director and Vice President and Secretary.

Other Position:

Richard A. Tonges

     Mr. Tonges has been Vice President-Finance and Treasurer of the Company since the Company's acquisition, by way of merger, of Beck Group Management Corp. on April 24, 1997. Prior to joining the Company, Mr. Tonges was Chief Financial Officer of Beck Group Management Corp. since September 1978. Mr. Tonges is a certified public accountant.

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

Members:  Paul Tipps (Chairman), C. Scott Bartlett, Jr. and Richard P. Lerner

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

Members: Louis S. Beck (Chairman), C. Scott Bartlett, Jr., James E. Bishop and Lucille Hart-Brown

         During the year ended December 31, 1999, the Compensation Committee met one time and the Audit Committee met five times, four of which were by way of telephone conference. The Operating Committee did not meet.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based on a review of the copies of reports furnished to the Company, the Company believes that during the year ended December 31, 1999 all filing requirements applicable to its officers, directors and 10% beneficial owners were met.

Item 10. Executive Compensation.

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS
Director Compensation

         The Company's non-employee directors receive an annual retainer of $15,000 and $1,000 per meeting of the Board of Directors attended. In addition, if a non-employee director retires from service on the Board of Directors, either during a term or by not standing for re-election, such director is entitled to a retirement payment of $40,000 plus $5,000 for each year remaining in his or her term. No more than two directors are entitled to this retirement benefit in any calendar year without the approval of the full Board of Directors.

Executive Compensation

         The following table sets forth the compensation paid or accrued by the Company for services rendered in all capacities for executive officers of the Company who received compensation in excess of $100,000 during the period January 1, 1999 to December 31, 1999.

                           SUMMARY COMPENSATION TABLE

                                                    Annual Compensation                        Long-Term Compensation
                                          ----------------------------------------      ---------------------------------
                                                                                           Awards               Payouts
                                                                                        ------------       --------------
                                                                                         Securities              All
Name and Principal                                                   Other Annual        Underlying             Other
Position                      Year        Salary      Bonus (1)    Compensation (2)     Options/SARs       Compensation(3)
-------------------------------------------------------------------------------------------------------------------------
Louis S. Beck,                1999      $275,000           -                -                  -               $1,722
Chairman and Chief            1998      $275,000           -                -                  -               $6,100
Executive Officer             1997      $183,333           -                -                  -               $4,561
-------------------------------------------------------------------------------------------------------------------------

James E. Bishop,              1999      $215,000           -                -                  -                   -
President                     1998      $205,436       $35,000              -                  -                   -
                              1997      $206,173 (4)   $35,000          $28,705 (5)        100,000                 -
-------------------------------------------------------------------------------------------------------------------------

Michael M. Nanonsky,          1999      $176,250       $30,000              -                  -                $1,490
President of Hotel            1998      $175,000       $25,000              -                  -                $2,337
Operations                    1997      $ 54,000       $60,000              -                  -                $1,660
-------------------------------------------------------------------------------------------------------------------------

Harry G. Yeaggy, Vice         1999      $175,000           -                -                  -                $2,924
Chairman                      1998      $175,000           -                -                  -                $4,236
                              1997      $116,667           -                -                  -                $3,068
-------------------------------------------------------------------------------------------------------------------------

Richard A. Tonges,            1999      $125,416       $25,000              -                  -                $1,438
Treasurer and Vice            1998      $92,605(6)     $25,000              -                  -                $2,633
President of Finance          1997      $40,875(6)         -                -                  -                $2,097
-------------------------------------------------------------------------------------------------------------------------



     (1) The bonuses shown for Mr. Bishop in 1997 and 1998 were awarded by the Compensation Committee in March 1999 for services rendered during those fiscal years.

     (2) Messrs. Beck, Nanosky, Tonges and Yeaggy receive reimbursement from the Company for automobile expenses; however, such amounts do not exceed the lesser of $50,000 or 10% of each person's respective aggregate salary and bonus for any of the fiscal years disclosed.

     (3) The amounts shown in this column represent insurance premiums paid by the Company with respect to permanent life insurance and disability insurance for the benefit of each named executive officer.

     (4) This figure includes an annual annuity payment of $10,000 paid by the Company to the named executive officer and a payment of $3,960, representing the income tax cost attributable to the annuity premium.

     (5) In 1997 the Company reimbursed Mr. Bishop $2,203 for dental and medical expenses and $26,502 for moving expenses incidental to the relocation of the Company's executive officers from New Jersey to Boca Raton, Florida.

     (6) The amounts shown as salary for Mr. Tonges for the years 1997 and 1998 were paid by the Company to Beck Hospitality Inc. III ("Beck III"), the employer from whom Mr. Tonges actually received payment. The Company and Beck III shared the compensation expense attributable to Mr. Tonges pursuant to an allocation arrangement.

Employment Agreements

         The Company entered into written employment agreements with Messrs. Beck, Yeaggy and Nanosky, all dated April 24, 1997 and James E. Bishop dated April 4, 1997, as amended by amendment dated April 1, 1999. The agreements with Messrs. Beck, Yeaggy and Nanosky were for terms of three years, ending on April 23, 2000 and have not been formally extended.

         Mr. Beck is employed as Chairman of the Board, and is paid an annual salary of $275,000, which may be increased from time to time at the discretion of the Board of Directors. He may also be paid a bonus in an amount determined by the Board of Director in its discretion and is entitled to such benefits as the Board of Directors shall adopt. In the employment agreement the Company has acknowledged that Mr. Beck is the owner, an officer and director of other businesses that engage in the hotel business. Mr. Beck has agreed not to engage in any business that competes with the Company. Matters involving potential conflicts of interests will be referred by management to the Audit Committee of the Board of Directors for consideration. The Audit Committee is comprised entirely of independent directors.

         Mr. Yeaggy is employed as Vice Chairman of the Board and is paid an annual salary of $175,000, which may be increased from time to time at the discretion of the Board of Directors. His employment agreement is otherwise substantially similar to the employment agreement between Mr. Beck and the Company.

         The employment agreement with Mr. Bishop is for a term which ends on April 23, 2001, and is automatically renewed for additional one year periods, unless terminated by the Company on one year's prior notice. He is employed as President of the Company with general supervisory authority of the business of the Company and its subsidiaries and charged with the responsibility of preparing and implementing a strategic plan and seeking out and consummating acquisitions, under the supervision of and in accordance with policies set by the Chairman of the Board and the Board of Directors. Mr. Bishop is paid an annual salary of $215,000, which may be increased from time to time at the discretion of the Board of Directors. He is also entitled to an annual bonus in an amount to be determined in accordance with the Company's then current bonus or incentive compensation plan. Mr. Bishop is also entitled to a comprehensive medical indemnity policy for himself and his family, an annual allowance of $2,000 for additional out-of-pocket medical payments, an annual allowance of $2,000 for dental expenses, an annual payment of $10,000 for the purchase of an annuity, grossed up for the income tax cost, term life insurance coverage in the amount of $1,000,000 to the extent the same is available at normal market rates, long-term disability insurance coverage and such other benefits as the Board of Directors shall adopt and approve for him. In the event of a change in control of the Company, Mr. Bishop is entitled to a lump sum payment of $300,000.

         Mr. Nanosky is employed as President of Hotel Operations of the Company and is charged with the responsibilities typical of a division president. He is paid an annual salary of $205,000, which may be increased from time to time at the discretion of the Board of Directors. He is also entitled to an annual bonus of up to $100,000 based upon the Company's success in achieving budgeted goals for the Company's hotel properties and operations. Mr. Nanosky is also entitled to a comprehensive medical indemnity policy for himself and his family, "split dollar" life insurance coverage in the amount of $480,000, long-term disability insurance coverage and such other benefits as the Board of Directors shall adopt and approve for him.

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

         The Plan provides for the granting of both Incentive Stock Options ("ISOs") and nonstatutory stock options (an "NSO") and in connection with such options the granting of stock appreciation rights (an "SAR") or additional stock options, known as progressive stock options, in the event the grantee exercises such stock options by surrendering shares of Common Stock of the Company (a "PSO"). SARs enable a holder to surrender a SAR and to receive a payment in cash equal to the difference between the fair market value of the Common Stock on the date of surrender of the related SAR and the SAR price. NSOs and SARs may be issued to any key employee or officer of the Company or its subsidiaries, or any other person who is an independent contractor, agent or consultant of the Company or its subsidiaries but not any director of the Company who is not an employee of the Company. ISOs may be issued to key employees and officers of the Company and its subsidiaries, but not to any independent contractor, agent or consultant. The Compensation Committee also determines the times at which options become exercisable, their transferability and the dates, not more than ten years after the date of grant, on which options will expire. Options have no value unless the price of the Common Stock appreciates after the date of grant and the holder satisfies applicable vesting requirements.

Stock Appreciation Rights

         Effective April 24, 1997, the Company granted an SAR to Mr. Bishop, the President of the Company, in connection with his employment agreement with respect to 100,000 shares of Common Stock at an exercise price of $3.25 per share, which vests 20,000 shares per year over a period of five years, commencing that date, subject to accelerated vesting under certain circumstances. Each 20,000 SAR segment has an exercise period of six years. Effective April 24, 1997, Messrs. Hatala, Lubell, Bartlett, Lerner, Tipps and Ms. Hart-Brown and two former members of the Board of Directors were granted SARs with respect to 5,000 shares at an exercise price of $3.25 per share (collectively, the "Director SARs"). Mr. Lerner subsequently waived all rights with respect to his Director SARs. The Director SARs may be exercised during the period October 25, 1997 through April 23, 2003. In no event may the appreciated value per share paid in respect of the Director SARs exceed $7.00 per share. Effective December 18, 1998, the Company granted an SAR with respect to 25,000 shares at an exercise price of $2.48 per share, to Mr. Tipps, a Director of the Company, in consideration of services performed for the Company. This SAR expires on December 17, 2003. None of the foregoing SARs were granted under the Plan.

Option/SAR Grants in Last Fiscal Year

         During 1999, no options or SARs were granted under the Plan or otherwise by the Company to any of the executive officers listed in the Summary Compensation Table and no options granted were exercised.

Option Exercises and Fiscal Year-End Values

         Shown below is information with respect to the aggregated option/SAR exercises in 1999 and the option/SAR values for the fiscal year-ended December 31, 1999.

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES


                                                                       Number Of
                              Shares                                   Securities                    Value Of
                             Acquired                                  Underlying                   Unexercised
                                On                Value            Unexercised Options         In-The-Money Options
                             Exercise           Realized              at FY-End (#)                at FY-End ($)
Name                            (#)                ($)                Exercisable                    Exercisable
-------------------------------------------------------------------------------------------------------------------------
James E. Bishop                 0                   0                    4,000                            $0
-------------------------------------------------------------------------------------------------------------------------



                  AGGREGATED SAR EXERCISES IN LAST FISCAL YEAR
                         AND FISCAL YEAR-END SAR VALUES


                                                                 Number Of                            Value Of
                                                                Securities                          Unexercised
                           Shares                               Underlying                          In-The-Money
                          Acquired                           Unexercised SARs                           SARs
                             On           Value                at FY-End (#)                       at FY-End ($)
                          Exercise       Realized
Name                         (#)           ($)           Exercisable Unexercisable           Exercisable Unexercisable
                                                         ----------- -------------           ----------- -------------
----------------------------------------------------------------------------------------------------------------------
James E. Bishop               0             0             60,000          40,000                  $0             $0
----------------------------------------------------------------------------------------------------------------------

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

         Base Salary. In making a determination whether to adjust base salaries, the Committee will take into account such factors as competitive industry salaries, the contribution and experience of the officer and the length of the officer's service. Each of the Company's key executive officers' present base salaries were set under employment contracts which became effective upon the Company's commencement of its hotel business in late April 1997. In March 1999, the Committee recommended an increase in the base salary of the Company's President, Mr. Bishop from $200,000 to $215,000.

         Annual Bonus. At its meeting in March 1999, the Committee authorized bonuses of $35,000 to Mr. Bishop, on account of his services during the years ended December 31, 1997 and December 31, 1998. The aggregate sum of $70,000 was paid to Mr. Bishop during 1999. In 1998, the Committee had determined to defer consideration of bonuses for Mr. Bishop until it was in a better position to evaluate the Company's strategic growth and development plan. The Committee has not acted on the award of bonuses on account of the Company's performance during the year ended December 31, 1999.

         Stock Options. The Committee did not grant any stock options during the year ended December 31, 1999. Future grants may be made to executive officers upon initial employment, in recognition of an individual's performance, upon promotion to a position of higher responsibility or in connection with the execution of a new or amended employment agreement.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information with respect to the beneficial ownership of the capital stock of the Company as of April 20, 2000 for (i) each person who is known by the Company to beneficially own more than 5% of any class of capital stock; (ii) each named executive officer listed in the Summary Compensation Table below; (iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each listed person has sole voting power and investment power over the respective shares owned.


                                             Amount and Nature    Amount and Nature       Percent of      Percent of
                                               of Beneficial        of Beneficial          Class of        Class of
   Name and Address of                         Ownership of          Ownership of           Common        Preferred
   Beneficial Owner (1)                        Common Stock        Preferred Stock           Stock          Stock
----------------------------------------------------------------------------------------------------------------------
   Louis S. Beck (2)                            2,927,499              12,866.06              33.8%           77%
----------------------------------------------------------------------------------------------------------------------
   Harry G. Yeaggy (3)                          1,182,500               5,022.02              13.6%           30%
----------------------------------------------------------------------------------------------------------------------
   Vincent W. Hatala, Jr.                             -                      -                  -              -
----------------------------------------------------------------------------------------------------------------------
   Arthur Lubell                                      -                      -                  -              -
----------------------------------------------------------------------------------------------------------------------
   Richard P. Lerner                                  -                      -                  -              -
----------------------------------------------------------------------------------------------------------------------
   James E. Bishop (4)                              4,000                    -                  *              -
----------------------------------------------------------------------------------------------------------------------
   C. Scott Bartlett, Jr.                           5,000                    -                  *              -
----------------------------------------------------------------------------------------------------------------------
   Lucille Hart-Brown                                 -                      -                  -              -
----------------------------------------------------------------------------------------------------------------------
   Richard A. Tonges                                  -                      -                  -              -
----------------------------------------------------------------------------------------------------------------------
   Michael M. Nanosky                                 -                      -                  -              -
----------------------------------------------------------------------------------------------------------------------
   Paul Tipps                                         -                      -                  -              -
----------------------------------------------------------------------------------------------------------------------
   The United States Lines, Inc. and              816,944                    -                 9.4%            -
   United States Lines (S.A.), Inc.
   Reorganization Trust, John Paulyson,
   Trustee  (5)
        184-186 North Avenue East
        Cranford, New Jersey  07016
----------------------------------------------------------------------------------------------------------------------
   Beck Hospitality Inc. III (6)                  310,000              1,100                   3.6%            7%
        8534 E. Kemper Road
        Cincinnati, Ohio  45249
----------------------------------------------------------------------------------------------------------------------
   Daewoo Corporation (7)                         623,911                    -                 7.2%            -
   c/o Lubell & Koven
        350 Fifth Avenue
        New York, New York  10118
----------------------------------------------------------------------------------------------------------------------
   All directors and executive officers         3,808,999             16,788.08               43.9%          100%
   as a group (11 persons)
----------------------------------------------------------------------------------------------------------------------

*  Represents less than 1%.

------------

     (1) Unless otherwise noted, the address of each of the listed persons is c/o the Company, 2300 Corporate Boulevard, N.W., Suite 232, Boca Raton, Florida 33431-8596.

     (2) Includes (i) 2,617,499 shares of Common Stock and 10,938.06 shares of Preferred Stock held by Elbe Financial Group, LLC ("Elbe") and (ii) 310,000 shares of Common Stock and 1,100 shares of Preferred Stock held by Beck Hospitality Inc. III. Mr. Beck controls Elbe and is its sole beneficial owner. Mr. Beck is an officer, director and controlling shareholder of Beck Hospitality Inc. III. He has sole voting power over 2,617,499 shares of Common Stock and shared voting power over 310,000 shares of Common Stock.

     (3) Includes 310,000 shares of Common Stock and 1,100 shares of Preferred Stock held by Beck Hospitality Inc. III. Mr. Yeaggy is an officer, director and shareholder of Beck Hospitality Inc. III. Mr. Yeaggy has sole voting power over 872,500 shares of Common Stock and shared voting power over 310,000 shares of Common Stock.

     (4) Includes options to purchase 4,000 shares of Common Stock that are currently exercisable.

     (5) The Reorganization Trust is the record owner of 816,944 shares of Common Stock for the benefit of former unsecured creditors of United States Lines, Inc. (U.S. Lines) whose claims have not been resolved. In accordance with an order of the United States Bankruptcy Court for the Southern District of New York (In re United States Lines, Inc., Case No. 86B 12240), the Trustee of the Reorganization Trust votes such shares, on each proposal before shareholders, in the same proportion "for" or "against" (or "withhold" in the case of director elections) such proposal as shareholders (other than the Trust) who actually vote in person or by proxy, but disregarding for this purpose (i) shareholders who do not vote or who vote "abstain" and (ii) shares of Common Stock issued after March 16, 1997. The 3,799,999 shares held by Messrs. Beck, Yeaggy or their affiliates are shares issued after March 16, 1997.

     (6) Messrs. Beck and Yeaggy own 75% and 25%, respectively, of the stock of Beck Hospitality Inc. III and are officers and directors of that corporation.
Beck Hospitality Inc. III has sole voting and investment power over 310,000 shares of Common Stock. Messrs. Beck and Yeaggy have reported they share voting and investment power over these shares.

     (7) Daewoo Corporation, a public corporation of South Korea with headquarters in Seoul, was the largest unsecured creditor in the U.S. Lines bankruptcy and, accordingly, the recipient of the greatest number of shares through the Reorganization Trust.


Item 12. Certain Relationships and Related Transactions.

         During 1999 the Company managed one hotel which was owned by a third party in which Messrs. Beck and Yeaggy had an interest. The hotel was sold to an unrelated party in December 1999 but is still managed by the Company.

Interest of Messrs. Beck and Yeaggy in a Property Subject to a Mortgage Held by the Company

         The Company has a financial participation in the form of a promissory note secured by a mortgage on a KOA Campground in Kissimee, Florida (the "KOA Note"), which is owned by an affiliate of Messrs. Beck and Yeaggy. The principal balance of the KOA Note as of March 31, 2000 is $3,308,935. The KOA Note provides for monthly principal payments based upon a twenty-year amortization. The note matures on May 1, 2000, but its maturity date is automatically extended for an additional three years on a one time basis, if the note is not in default on the original maturity date. As of April 1, 2000 the KOA Note was not in default. The KOA Note bears interest at a fixed rate of 8% per annum. Messrs. Beck and Yeaggy have jointly and severally guaranteed the payment of the note. The Company does not regard this guaranty as material to the ultimate satisfaction of the KOA Note on the basis that the value of the KOA Campground exceeds the underlying mortgage indebtedness.

Interest of Messrs. Beck and Yeaggy in Service Providers to the Company

         The Company has a service agreement for a hotel property management system with Computel Computer Systems, Inc. ("Computel"), a corporation wholly-owned by Messrs. Beck and Yeaggy, for ten of the hotels owned or managed by the Company. The agreement automatically renews for successive terms of one year, unless one party notifies the other to the contrary at least three months prior to the scheduled termination date. Computel is paid a monthly fee of $275 per hotel location for its basic property management software package plus one computer terminal. For each additional terminal at a hotel location there is an additional charge of $75 per month. Additional monthly fees are charged for add-on software for such services as guest messaging, call accounting interface, franchise central reservation interface and movie interface. The Company believes that these are market-rate fees. The Company projects aggregate payments to Computel of approximately $ 70,000 during 2000. On each annual renewal of the agreement, Computel is entitled to increase its fees commensurate with the fees charged to other customers. As a result of requirements of one of the Company's franchisers, during 1998 a number of the hotels owned or managed by the Company changed to a computer reporting system controlled by a party unaffiliated with the Company, which resulted in a decrease in the volume of business with Computel.

         Personnel at the hotels owned by the Company and some of the hotels managed by the Company are provided by Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation also wholly-owned by Messrs. Beck and Yeaggy. The Company pays HELP an administrative fee of $10.15 per pay period per employee. The owners of managed hotels pay HELP administrative fees of $8.00 to $10.15 per pay period per employee. The Company believes that these are market-rate fees. Based on the Company's present operations, the Company projects aggregate fees of approximately $193,900 in respect of owned hotels, and aggregate fees of approximately $356,300 in respect of managed hotels, to HELP during 2000.

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

Limited Guarantees by Messrs. Beck and Yeaggy of Indebtedness of the Company

         Messrs. Beck and Yeaggy have personally guaranteed obligations of the Company to various banks in the aggregate principal amount of $5,225,675 as of March 31, 2000. These obligations are also secured by mortgages on the Company's hotels known as Days Inn East (Cincinnati); Holiday Inn Express, Juno Beach; Knight Inn Lafayette (Indiana) and Days Inn, Pompano Beach. In addition, Messrs. Beck and Yeaggy have personally guaranteed the obligations of the Company in connection with seven loans secured by mortgages on the hotels known as Best Western, Kings Quarters, Days Inn RTP (Raleigh), Days Inn Crabtree (Raleigh), Best Western Cambridge (Ohio), Days Inn Cambridge (Ohio), Red Roof Inn Kings Island (Ohio) and Days Inn Kings Island (Ohio). The obligations of Messrs. Beck and Yeaggy pursuant to their guarantees in connection with these loans are limited to payment of the outstanding debt in the event of fraud or material misrepresentation by the borrowing entities, and indemnification in connection with certain specific liability and costs for the lender, such as environmental liability and liability caused by the gross negligence or willful misconduct of the borrowing entity, the failure to pay property taxes when due, the misapplication of insurance and condemnation proceeds, damage or waste to the property subject to lender's mortgage, and costs incurred by the lender as a result of certain actions taken by the borrowing entity after an event of default.

Allocation of Compensation Expenses

         Charles W. Thornton, Corporate Counsel of the Company, works for and is compensated by an affiliate of Messrs. Beck and Yeaggy, and bills the Company for time based on an hourly rate. The Company believes that the rate charged by Mr. Thornton is fair and reasonable.

Restrictions on Transfers of Stock Owned by Messrs. Beck and Yeaggy and Registration Rights

         Messrs. Beck and Yeaggy, in the aggregate, directly and indirectly own approximately 44% of the outstanding shares of the Company's Common Stock. They have agreed that until April 23, 2001, they will not transfer, in any manner, any shares of the Common Stock, without the consent of the Company's Board of Directors. The Company shall have no obligation to consent to a transfer unless it shall have received an opinion of counsel to the effect that the transfer does not give rise to an "ownership change" under Code ss. 382 or otherwise affect the availability to the Company of its "net operating loss carryforwards" and any other applicable tax attributes for Federal income tax purposes. In addition to the foregoing transferability restrictions that have been consented to by Messrs. Beck and Yeaggy, the Company has imposed equivalent transferability restrictions upon certain other "5-percent shareholders" for purposes of Code ss. 382.

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

Item 13. Exhibits, Lists and Reports on Form 8-K.

         The information required by Part III, Item 13 of Form 10-KSB is incorporated by reference from the Registrant's Form 10-KSB, which was filed with the Securities and Exchange Commission on March 29, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JANUS HOTELS AND RESORTS, INC.


Dated:  April 28, 2000              /s/ James E. Bishop
                                    -------------------------------
                                    James E. Bishop
                                    President


Dated:  April 28, 2000              /s/ Richard A. Tonges
                                    -------------------------------
                                    Richard A. Tonges
                                    Treasurer and Vice President of Finance
                                    (Principal Financial and Accounting Officer)