Form 10-Q
period 2000-03-31
JANUS AMERICAN GROUP INC
filed 2000-05-12
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       or

[ ]      TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

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



(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Number of shares of common stock outstanding as of May 8, 2000: 8,671,092

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999



Part I.      Financial Information                                   Page No.
                                                                     --------
Item 1.      Financial Statements
               Unaudited Consolidated Balance Sheets As Of
                 March 31, 2000 and December 31, 1999                       3
               Unaudited Consolidated Statements Of Operations
                 For The Three Months Ended March 31, 2000 and 1999         4
               Unaudited Consolidated Statements Of Cash Flows
                 For The Three Months Ended March 31, 2000 and 1999         5
               Notes To Unaudited Consolidated Financial Statements         6
Item 2.      Management's Discussion and Analysis Of Financial Condition
               and Results of Operations                                    7
Part II.     Other Information
               Items 1-5                                                    8
Item 6.      Exhibits and Reports on Form 8-K                               8
             Signature Page                                                 9

                         JANUS HOTELS AND RESORTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND DECEMBER 31,1999

                                                                                        March 31,       December 31,
                                                                                          2000              1999
                                                                                      -----------       ------------
                    ASSETS
Current assets:
   Cash and cash equivalents                                                          $  7,874,887      $  8,859,888
   Restricted cash                                                                         953,729         1,251,297
   Accounts receivable                                                                   2,049,855         1,743,241
   Current portion of notes receivable                                                     182,226           182,226
   Other current assets                                                                    189,997           212,082
                                                                                       -----------      ------------
     Total current assets                                                               11,250,694        12,248,734
                                                                                       -----------      ------------

Property held for sale                                                                  12,656,270        12,641,199
Property and equipment, net                                                             84,561,693        84,059,513
Mortgage notes receivable                                                                3,360,008         3,392,709
Goodwill, net                                                                            7,490,298         7,542,376
Deferred tax asset                                                                       2,500,000         2,566,000
Other assets                                                                             5,528,115         5,241,958
                                                                                       -----------      ------------
                                                                                      $127,347,078      $127,692,489
                                                                                       ===========       ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                  $  3,803,594      $  3,776,846
   Accounts payable                                                                      1,915,381         2,215,038
   Accrued expenses                                                                      1,912,159         1,959,960
   Dividends payable                                                                       314,777               -
                                                                                       -----------      ------------
     Total current liabilities                                                           7,945,911         7,951,844
                                                                                       -----------      ------------

Long-term debt, net of current portion                                                  67,794,193        67,933,460
Deferred tax liabilities                                                                 2,345,275         2,345,275
Minority interest                                                                        2,469,571         2,465,995

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    16,788.08 shares issued and outstanding                                                    168               168
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,883,220 shares issued                                                              118,833           118,833
   Additional paid-in capital                                                           52,582,257        52,582,257
   Accumulated deficit                                                                  (4,492,631)       (4,288,844)
   Treasury stock, 3,212,128 common shares, at cost                                     (1,416,499)       (1,416,499)
                                                                                       -----------      ------------
     Total stockholders' equity                                                         46,792,128        46,995,915
                                                                                       -----------      ------------
                                                                                      $127,347,078      $127,692,489
                                                                                       ===========       ===========

           See notes to unaudited consolidated financial statements.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                                                                         2000            1999
                                                                                      -----------     -----------
Revenues:
   Room and related services                                                          $ 7,361,647     $ 7,436,508
   Food and beverage                                                                    2,515,199       2,381,785
   Management fees                                                                        857,583         561,993
   Other                                                                                  195,021         217,532
                                                                                       ----------      ----------
     Total revenues                                                                    10,929,450      10,597,818
                                                                                       ----------      ----------

Operating expenses:
   Direct:
     Room and related services                                                          1,955,554       1,921,078
     Food and beverage                                                                  1,865,930       1,863,205
     Selling and general                                                                  501,271         455,956
                                                                                       ----------      ----------
       Total direct expenses                                                            4,322,755       4,240,239
                                                                                       ----------      ----------
   Occupancy expenses                                                                   1,596,810       1,617,727
   Selling, general and administrative expenses                                         2,584,998       2,518,090
   Depreciation                                                                           829,620       1,275,046
   Amortization                                                                            75,779          78,426
                                                                                       ----------      ----------
       Total operating expenses                                                         9,409,962       9,729,528
                                                                                       ----------      ----------

Operating income                                                                        1,519,488         868,290

Other income (expense):
   Interest expense                                                                    (1,531,564)     (1,671,070)
   Interest income                                                                        177,227         197,048
   Other                                                                                      -            20,000
                                                                                       ----------      ----------
Income (loss) from continuing operations before income taxes and minority interest        165,151        (585,732)

Provision for income taxes                                                                 68,000             -
                                                                                       ----------      ----------
Income (loss) from continuing operations before minority interest                          97,151        (585,732)

Minority interest                                                                           3,576           9,823
                                                                                       ----------      ----------
Income (loss) from continuing operations                                                   93,575        (595,555)
Gain on disposal of discontinued operations, net of taxes                                  17,415             -
                                                                                       ----------      ----------
Net income (loss)                                                                         110,990        (595,555)
Less preferred dividend requirement                                                       314,777         268,802
                                                                                       ----------      ----------
Net income (loss) applicable to common stock                                          $  (203,787)    $  (864,357)
                                                                                       ==========      ==========

Basic income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.02)        $ (0.10)
   Gain on disposal of discontinued operations                                                -               -
                                                                                            -----           -----
   Net income (loss)                                                                       $(0.02)         $(0.10)
                                                                                            =====           =====

Diluted income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.02)        $ (0.10)
   Gain on disposal of discontinued operations                                                -               -
                                                                                            -----           -----
   Net income (loss)                                                                       $(0.02)         $(0.10)
                                                                                            =====           =====

Weighted average common shares:
   Basic                                                                                8,671,092       8,682,858
                                                                                        =========       =========
   Diluted                                                                              8,671,092       8,682,858
                                                                                        =========       =========

           See notes to unaudited consolidated financial statements.

                             JANUS HOTELS AND RESORTS, INC.

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


                                                                                                  2000             1999
                                                                                              -----------      -----------
Operating activities:
Net income (loss)                                                                              $  110,990      $  (595,555)
Adjustments to reconcile net income  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                  829,620        1,275,046
   Amortization of intangible assets                                                               75,779           78,426
   Deferred taxes                                                                                  66,000              -
   Minority Interest                                                                                3,576            9,823
Changes in operating assets and liabilities:
   Accounts receivable                                                                           (306,614)         761,276
   Other current assets                                                                            22,085           41,041
   Other asset                                                                                   (309,858)         343,917
   Accounts payable and accrued expenses                                                         (347,458)         (98,787)
                                                                                                ---------       ----------
      Net  cash provided by operating activities                                                  144,120        1,815,187
                                                                                                ---------       ----------

Investing activities:
Acquisition of hospitality business, net of noncash consideration and cash acquired                   -            462,008
Purchases of property and equipment                                                              (961,099)      (1,140,159)
Collections of notes receivable                                                                    32,701           20,764
                                                                                                ---------       ----------
      Net cash used in investing activities                                                      (928,398)        (657,387)
                                                                                                ---------       ----------

Financing activities:
Dividends paid                                                                                        -           (268,802)
Decrease (Increase) in restricted cash                                                            297,568         (304,385)
Repayments of long-term borrowings                                                               (498,291)      (1,216,343)
                                                                                                ---------       ----------
      Net cash used in financing activities                                                      (200,723)      (1,789,530)
                                                                                                ---------       ----------

Increase (decrease) in cash and cash equivalents                                                 (985,001)        (631,730)

Cash and cash equivalents, beginning of period                                                  8,859,888       12,383,741
                                                                                                ---------       ----------

Cash and cash equivalents, end of period                                                       $7,874,887      $11,752,011
                                                                                                =========       ==========

Supplemental disclosure of cash flow data:
Interest paid                                                                                  $1,531,564      $ 1,671,070
                                                                                                =========       ==========

Noncash investing and financing transactions:
Dividends declared not paid                                                                    $  314,777      $       -
                                                                                                =========       ==========
Acquisitions of equipment through capital leases                                               $  385,772      $       -
                                                                                                =========       ==========

Acquisition of hospitality business
   Assets acquired                                                                             $      -        $27,192,451
   Liabilities assumed                                                                                -         20,856,251
                                                                                                ---------       ----------
   Value of stock issued                                                                       $      -        $ 6,336,200
                                                                                                =========       ==========

               See notes to unaudited consolidated financial statements.

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 -- Unaudited interim financial statements:

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Janus Hotels and Resorts, Inc. and subsidiaries (the "Company" or "Janus") as of March 31, 2000, its results of operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000. Certain terms used herein are defined in the audited consolidated financial statements of the Company as of December 31, 1999 and for the years then ended (the "Audited Janus Financial Statements") included in the Company's form 10-KSB previously filed with the Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Audited Janus Financial Statements and the other financial statements included in the Form 10-KSB.

         The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

Note 2 -- Organization:

         As of March 31, 2000, the Company owned and operated sixteen hotels (of which fourteen are wholly-owned, one is 85% owned and one is 75% owned) and a hotel management company which manages hotels for unrelated parties.

Note 3 - Subsequent event:

         Effective April 30, 2000, the President of the Company resigned. It is anticipated that the cost of the severance package, which is being negotiated, will approximate $500,000.

Note 4 -- Litigation:

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

The Company had net income of $110,990 for the three months ended March 31, 2000 compared to a net loss of $(595,555) for the three months ended March 31, 1999.

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

Room and related services revenue decreased 1.0% to $7,361,647 in 2000 from $7,436,508 in 1999. The decrease was attributable primarily to properties disposed of in 1999. The average daily room rate increased to $57.62 for 2000 from $55.87 (excluding disposed properties) in 1999. Occupancy increased in 2000 to 54.2% from 50.7% (excluding disposed properties). Excluding the properties disposed of in 1999, room and related services revenue increased 3.1%.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues increased 5.6% to $2,515,199 in 2000 from $2,381,785 in 1999. This increase is related primarily to increased occupancy. The properties disposed of in 1999 had no effect on food and beverage revenues.

Management fee income increased 52.6% to $857,583 in 2000 from $561,993 in 1999. This increase is primarily due to the addition of new third party management contracts. In addition, one-time incentive fees of approximately $69,000 were realized in the first quarter of 2000.

Total direct operating expenses increased 2.0% to $4,322,755 in 2000 from $4,240,239 in 1999 and increased as a percentage of room and related services and food and beverage revenues to 43.8% from 43.2%. Excluding the properties disposed of in 1999, total direct operating expenses increased 5.0% as result of increased occupancy.

Occupancy expenses decreased 1.3% to $1,596,810 from $1,617,727 in 1999. Excluding the properties disposed of in 1999, occupancy expenses increased 5.6% as utility costs increased and maintenance projects at various hotels were completed.

Selling, general and administrative expenses increased 2.7% to $2,584,998 in 2000 from $2,518,090 in 1999 and decreased as a percentage of total revenues to 23.7% from 23.8%. Excluding the properties disposed of in 1999, selling, general and administrative expenses increased 25.4% as additional regional management personnel were required to manage the new hotels under contract.

Depreciation decreased by $445,426 in 2000 from $1,275,046 in 1999. The decrease was primarily attributable to the change in estimated useful lives, the adjustment of the purchase allocation for four hotel properties based on an acquisition appraisal, and the cessation of depreciation on one hotel property held for sale.

Interest income decreased to $177,227 in 2000 from $197,048 in 1999.

Interest expense decreased to $1,531,564 in 2000 from $1,671,070 in 1999. The decrease was attributable to the properties disposed of in 1999, no short-term borrowings in the first quarter of 2000 and traditional amortization.

Minority interest decreased to $3,576 in 2000 from $9,823 in 1999 reflecting the results of operations from the Kings Dominion partnership and the Days Inn Pompano hotel in 2000.

Liquidity and Capital Resources

Total assets decreased to $127,347,078 at March 31, 2000 from $127,692,489 at December 31, 1999.

Net cash provided by operating activities decreased to $144,120 in the three months ended March 31, 2000 from $1,815,187 in the three months ended March 31, 1999. The decrease is primarily the result of the increase in accounts receivable and lower depreciation.

Net cash used in investing activities increased to $928,398 in the three months ended March 31, 2000 from $657,387 in the three months ended March 31, 1999. The Company plans to spend an additional $1,515,000 on capital improvements during the remainder of 2000.

Net cash used in financing activities was $200,723 in the three months ended March 31, 2000 compared to $1,789,530 used by financing activities in the three months ended March 31, 1999. The change is the result of lower debt repayments, a decrease in restricted cash and dividends paid subsequent to the end of the quarter.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $2,424,887 during the three months ended March 31, 2000 compared to $2,221,762 for the three months ended March 31, 1999. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $2,200,000, which had no amount outstanding at March 31, 2000.

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

                           PART II--OTHER INFORMATION

Items 1 to 4

         None

Item 5 - Other Information

     A. On April 28, 2000, the Board of Directors of the Company determined to postpone the date of the Annual Meeting of Stockholders from May 19, 2000 to June 28, 2000. Any stockholder proposals received by the Company for consideration at such meeting will be considered untimely.

     B. Effective April 30, 2000, James E. Bishop, the President of the Company and a member of the Board of Directors, resigned from his positions with the Company.

Item 6 -- Exhibits and Reports on Form 8-K.

     A.  Exhibits

         Exhibit 27: Financial Data Schedule

         Exhibit 99.1: Press release dated May 9, 2000.

     B.  Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JANUS HOTELS AND RESORTS, INC.

Dated:  May 12, 2000                   /s/ Richard A. Tonges
        ------------                   ---------------------------------------
                                       Richard A. Tonges
                                       Treasurer and Vice President of Finance
                                       (Principal Financial and Accounting
                                       Officer)