Form 10-Q
period 2000-06-30
JANUS HOTELS & RESORTS INC
filed 2000-08-11
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Number of shares of common stock outstanding as of August 8, 2000: 8,671,092

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000



  Part I.   Financial Information                                               Page No.
  Item 1.   Financial Statements
              Unaudited Consolidated Balance Sheets As Of June 30, 2000 and
                 December 31, 1999                                                 3
              Unaudited Consolidated Statements Of Operations For The Three
                 Months Ended June 30, 2000 and 1999                               4
              Unaudited Consolidated Statements Of Operations For The Six
                 Months Ended June 30, 2000 and 1999                               5
              Unaudited Consolidated Statements Of Cash Flows For The Six
                 Months ended June 30, 2000 and 1999                               6
              Notes To Unaudited Consolidated Financial Statements                 7
  Item 2.   Management's Discussion and Analysis Of Financial Condition and
              Results of Operations                                                8
  Part II.  Other Information                                                     10
            Signature Page                                                        11

                         JANUS HOTELS AND RESORTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31,1999

                                                                                        June 30,        December 31,
                                                                                          2000              1999
                                                                                       -----------      ------------
                    ASSETS
Current assets:
   Cash and cash equivalents                                                          $  8,636,513      $  8,859,888
   Restricted cash                                                                       1,128,285         1,251,297
   Accounts receivable                                                                   2,230,231         1,743,241
   Current portion of notes receivable                                                     182,514           182,226
   Other current assets                                                                    234,883           212,082
                                                                                       -----------       -----------
     Total current assets                                                               12,412,426        12,248,734
                                                                                       -----------       -----------

Property held for sale                                                                  12,658,130        12,641,199
Property and equipment, net                                                             82,146,146        84,059,513
Mortgage notes receivable                                                                3,333,470         3,392,709
Goodwill, net                                                                            7,438,220         7,542,376
Deferred tax asset                                                                       2,073,000         2,566,000
Other assets                                                                             5,709,149         5,241,958
                                                                                       -----------       -----------
                                                                                      $125,770,541      $127,692,489
                                                                                       ===========       ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                  $  3,709,616      $  3,776,846
   Accounts payable                                                                      1,660,613         2,215,038
   Accrued expenses                                                                      2,853,529         1,959,960
                                                                                       -----------       -----------
     Total current liabilities                                                           8,223,758         7,951,844
                                                                                       -----------       -----------
Long-term debt, net of current portion                                                  65,884,851        67,933,460
Deferred tax liabilities                                                                 2,250,275         2,345,275
Minority interest                                                                        2,504,507         2,465,995

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    16,788.08 shares issued and outstanding                                                    168               168
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,883,220 shares issued                                                              118,833           118,833
   Additional paid-in capital                                                           52,582,257        52,582,257
   Accumulated deficit                                                                  (4,377,609)       (4,288,844)
   Treasury stock, 3,212,128 common shares, at cost                                     (1,416,499)       (1,416,499)
                                                                                       -----------       -----------
     Total stockholders' equity                                                         46,907,150        46,995,915
                                                                                       -----------       -----------
                                                                                      $125,770,541      $127,692,489
                                                                                       ===========       ===========

           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                        2000             1999
                                                                                   ---------------  ---------------
Revenues:
   Room and related services                                                          $ 9,629,358      $10,297,407
   Food and beverage                                                                    2,676,502        2,702,697
   Management fees                                                                        806,414          460,965
   Other                                                                                  284,282          199,611
                                                                                       ----------       ----------
     Total revenues                                                                    13,396,556       13,660,680
                                                                                       ----------       ----------

Operating expenses:
   Direct:
     Room and related services                                                          2,308,744        2,436,021
     Food and beverage                                                                  2,061,792        2,097,301
     Selling and general                                                                  558,164          549,002
                                                                                       ----------       ----------
       Total direct expenses                                                            4,928,700        5,082,324
                                                                                       ----------       ----------
   Occupancy expenses                                                                   1,535,377        1,725,823
   Selling, general and administrative expenses                                         2,877,631        2,990,647
   Severance arrangement of former president                                              500,000                -
   Depreciation                                                                           848,580        1,324,775
   Amortization                                                                            94,032           79,081
                                                                                       ----------       ----------
       Total operating expenses                                                        10,784,320       11,202,650
                                                                                       ----------       ----------

Operating income                                                                        2,612,236        2,458,030

Other income (expense):
   Interest expense                                                                    (1,543,697)      (1,676,134)
   Interest income                                                                        195,167          167,120
   Other                                                                                   29,893          (15,221)
                                                                                       ----------       ----------
Income from continuing operations before income taxes and minority interest             1,293,599          933,795

Provision for income taxes                                                                848,000                -
                                                                                       ----------       ----------
Income from continuing operations before minority interest                                445,599          933,795

Minority interest                                                                          34,936           24,259
                                                                                       ----------       ----------
Income from continuing operations                                                         410,663          909,536
Gain on disposal of discontinued operations, net of taxes                                  17,414                -
                                                                                       ----------       ----------
Net income                                                                                428,077          909,536
Less preferred dividend requirement                                                       313,056          313,914
                                                                                       ----------       ----------
Net income applicable to common stock                                                 $   115,021      $   595,622
                                                                                       ==========       ==========

Basic income per common share:
   Income from continuing operations                                                       $ 0.01           $ 0.07
   Gain on disposal of discontinued operations                                                  -                -
                                                                                            -----            -----
   Net income                                                                              $ 0.01           $ 0.07
                                                                                            =====            =====

Diluted income per common share:
   Income from continuing operations                                                       $ 0.01           $ 0.07
   Gain on disposal of discontinued operations                                                  -                -
                                                                                            -----            -----
   Net income                                                                              $ 0.01           $ 0.07
                                                                                            =====            =====

Weighted average common shares:
   Basic                                                                                8,671,092        8,671,092
                                                                                        =========        =========
   Diluted                                                                              8,671,092        8,671,092
                                                                                        =========        =========


           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                                                                        2000             1999
                                                                                   ---------------  ----------------
Revenues:
   Room and related services                                                          $16,991,005       $17,733,915
   Food and beverage                                                                    5,191,701         5,084,482
   Management fees                                                                      1,663,997         1,022,958
   Other                                                                                  479,303           417,143
                                                                                       ----------        ----------
     Total revenues                                                                    24,326,006        24,258,498
                                                                                       ----------        ----------

Operating expenses:
   Direct:
     Room and related services                                                          4,264,298         4,357,099
     Food and beverage                                                                  3,927,722         3,960,506
     Selling and general                                                                1,059,435         1,004,958
                                                                                       ----------        ----------
       Total direct expenses                                                            9,251,455         9,322,563
                                                                                       ----------        ----------
   Occupancy expenses                                                                   3,132,187         3,343,550
   Selling, general and administrative expenses                                         5,462,629         5,508,737
   Severance arrangement of former president                                              500,000                 -
   Depreciation                                                                         1,678,200         2,599,821
   Amortization                                                                           169,811           157,507
                                                                                       ----------        ----------
       Total operating expenses                                                        20,194,282        20,932,178
                                                                                       ----------        ----------

Operating income                                                                        4,131,724         3,326,320

Other income (expense):
   Interest expense                                                                    (3,075,261)       (3,347,204)
   Interest income                                                                        372,395           364,168
   Other                                                                                   29,893             4,779
                                                                                       ----------        ----------
Income from continuing operations before income taxes and minority interest             1,458,751           348,063

Provision for income taxes                                                                916,000                 -
                                                                                       ----------        ----------
Income from continuing operations before minority interest                                542,751           348,063

Minority interest                                                                          38,512            34,082
                                                                                       ----------        ----------
Income from continuing operations                                                         504,239           313,981
Gain on disposal of discontinued operations, net of taxes                                  34,829                 -
                                                                                       ----------        ----------
Net income                                                                                539,068           313,981
Less preferred dividend requirement                                                       627,833           582,716
                                                                                       ----------        ----------
Net income (loss) applicable to common stock                                          $   (88,765)      $  (268,735)
                                                                                       ==========        ==========

Basic income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.01)          $ (0.03)
   Gain on disposal of discontinued operations                                                  -                 -
                                                                                            -----             -----
   Net income (loss)                                                                      $ (0.01)          $ (0.03)
                                                                                           ======            ======

Diluted income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.01)          $ (0.03)
   Gain on disposal of discontinued operations                                                  -                 -
                                                                                            -----             -----
   Net income (loss)                                                                      $ (0.01)          $ (0.03)
                                                                                           ======            ======

Weighted average common shares:
   Basic                                                                                8,671,092         8,676,948
                                                                                        =========         =========
   Diluted                                                                              8,671,092         8,676,948
                                                                                        ==========        =========


           See notes to unaudited consolidated financial statements.

                             JANUS HOTELS AND RESORTS, INC.

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                                2000             1999
                                                                                           ---------------  ---------------
Operating activities:
Net income                                                                                     $  539,068      $   313,981
Adjustments to reconcile net income  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                1,678,200        2,599,821
   Amortization of intangible assets                                                              169,811          157,507
   Deferred taxes                                                                                 398,000                -
   Minority Interest                                                                               38,512           34,082
   Gain on sale of property                                                                       (29,893)               -
Changes in operating assets and liabilities:
   Accounts receivable                                                                           (486,990)        (367,399)
   Other current assets                                                                           (22,801)          24,263
   Other asset                                                                                   (542,850)        (568,555)
   Accounts payable and accrued expenses                                                          177,189          562,088
                                                                                                ---------       ----------
      Net  cash provided by operating activities                                                1,918,246        2,755,788
                                                                                                ---------       ----------

Investing activities:
Acquisition of hospitality business, net of noncash consideration and cash acquired                     -          462,008
Purchases of property and equipment                                                            (1,894,140)      (2,888,930)
Proceeds from sale of property                                                                  2,700,000                -
Collections of notes receivable                                                                    58,951          163,470
                                                                                                ---------       ----------
      Net cash provided by (used in) investing activities                                         864,811       (2,263,452)
                                                                                                ---------       ----------

Financing activities:
Dividends paid                                                                                   (627,833)        (582,716)
Decrease (Increase) in restricted cash                                                            123,012         (487,243)
Repayments of long-term borrowings                                                             (2,501,611)      (2,154,104)
                                                                                                ---------       ----------
      Net cash used in financing activities                                                    (3,006,432)      (3,224,063)
                                                                                                ---------       ----------

Decrease in cash and cash equivalents                                                            (223,375)      (2,731,727)

Cash and cash equivalents, beginning of period                                                  8,859,888       12,383,741
                                                                                                ---------       ----------

Cash and cash equivalents, end of period                                                       $8,636,513      $ 9,652,014
                                                                                                =========       ==========

Supplemental disclosure of cash flow data:
Interest paid                                                                                  $3,075,261      $ 3,347,204
                                                                                                =========       ==========
Taxes paid                                                                                     $  347,800      $         -
                                                                                                =========       ==========

Noncash investing and financing transactions:
Acquisitions of equipment through capital leases                                               $  385,772      $         -
                                                                                                =========       ==========

Acquisition of hospitality business
   Assets acquired                                                                             $        -      $27,192,451
   Liabilities assumed                                                                                  -       20,856,251
                                                                                                ---------       ----------
   Value of stock issued                                                                       $        -      $ 6,336,200
                                                                                                =========       ==========

               See notes to unaudited consolidated financial statements.

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 -- Unaudited interim financial statements:

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Janus Hotels and Resorts, Inc. and subsidiaries (the "Company" or "Janus") as of June 30, 2000, its results of operations for the three months and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000. Certain terms used herein are defined in the audited consolidated financial statements of the Company for the year ended December 31, 1999 (the "Audited Janus Financial Statements") included in the Company's form 10-KSB previously filed with the Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Audited Janus Financial Statements and the other financial statements included in the Form 10-KSB.

         The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

Note 2 -- Organization:

         As of June 30, 2000, the Company owned and operated fifteen hotels (of which thirteen are wholly-owned, one is 85% owned and one is 75% owned) and a hotel management company which manages hotels for unrelated parties.

Note 3 - Resignation of the Company President:

         Effective April 30, 2000, the President of the Company resigned. The cost of the severance package was a cash payment of $500,000.

Note 4 - Disposal of Hotel Property:

         On June 15, 2000, the Company disposed of a hotel property located in Cincinnati, Ohio. The hotel was sold for cash of $2,700,000 and resulted in a gain of $29,893 for financial reporting purposes. For tax purposes, this transaction produced an estimated gain of approximately $978,000 which cannot be offset by the Company's federal net operating loss carryforward. As a result, the tax provision for the three months and six months ended June 30, 2000 includes $333,000 of currently payable federal income taxes related to this transaction.

Note 5 -- Litigation:

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

The Company had net income of $428,077 for the three months ended June 30, 2000 compared to net income of $909,536 for the three months ended June 30, 1999.The Company had net income of $539,068 for the six months ended June 30, 2000 compared to net income of $313,981 for the six months ended June 30, 1999.

Three  Months  Ended June 30, 2000  Compared to the Three  Months Ended June 30,
1999

Room and related services revenue decreased 6.5% to $9,629,358 in 2000 from $10,297,407 in 1999. The decrease was attributable primarily to properties disposed of in 2000 and 1999. The average daily room rate (excluding disposed properties) increased to $62.38 for 2000 from $61.45 in 1999. Occupancy (excluding disposed properties) decreased in 2000 to 66.5% from 67.8%. Excluding the properties disposed of in 2000 and 1999, room and related services revenue decreased 0.6%.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues decreased 1.0% to $2,676,502 in 2000 from $2,702,697 in 1999. This decrease is related primarily to decreased occupancy. The properties disposed of in 2000 and 1999 had no effect on food and beverage revenues.

Management fee income increased 74.9% to $806,414 in 2000 from $460,965 in 1999. This increase is primarily due to the addition of new third party management contracts. In addition, one-time fees of approximately $55,000 were realized in the second quarter of 2000.

Total direct operating expenses decreased 3.0% to $4,928,700 in 2000 from $5,082,324 in 1999 and increased as a percentage of room and related services and food and beverage revenues to 40.1% from 39.1%. Excluding the properties disposed of in 2000 and 1999, total direct operating expenses increased 0.4%.

Occupancy  expenses  decreased  11.0% to  $1,535,377  from  $1,725,823  in 1999.
Excluding the properties disposed of in 2000 and 1999, occupancy expenses decreased 5.0%.

Selling, general and administrative expenses decreased 3.8% to $2,877,631 in 2000 from $2,990,647 in 1999 and decreased as a percentage of total revenues to 21.5% from 21.9%. Excluding the properties disposed of in 2000 and 1999, selling, general and administrative expenses decreased 1.0%.

Depreciation decreased by $476,195 in 2000 from $1,324,775 in 1999. The decrease was primarily attributable to the change in estimated useful lives, the adjustment of the purchase allocation for four hotel properties based on an acquisition appraisal, and the cessation of depreciation on one hotel property held for sale.

Interest income increased to $195,167 in 2000 from $167,120 in 1999.

Interest expense decreased to $1,543,697 in 2000 from $1,676,134 in 1999. The decrease was attributable to the properties disposed of in 1999, minimal short-term borrowings in the second quarter of 2000 and traditional amortization.

The provision for income taxes in the second quarter of 2000 includes $333,000 related to the disposal of a hotel property. The taxable gain realized from the transaction cannot be offset by the Company's net operating loss carryforward.

Minority interest increased to $34,936 in 2000 from $24,259 in 1999 reflecting the results of operations from the Kings Dominion partnership and the Days Inn Pompano hotel in 2000.

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

Room and related services revenue decreased 4.2% to $16,991,005 in 2000 from $17,733,915 in 1999. The decrease was attributable primarily to properties disposed of in 2000 and 1999. The average daily room rate (excluding disposed properties) decreased to $60.64 for 2000 from $60.78 in 1999. Occupancy (excluding disposed properties) increased in 2000 to 60.3% from 59.7%. Excluding the properties disposed of in 2000 and 1999, room and related services revenue increased 1.2%.

Food and beverage revenues increased 2.1% to $5,191,701 in 2000 from $5,084,482 in 1999. This increase is related primarily to increased occupancy. The properties disposed of in 2000 and 1999 had no effect on food and beverage revenues.

Management fee income increased 62.7% to $1,663,997 in 2000 from $1,022,958 in 1999. This increase is primarily due to the addition of new third party management contracts. In addition, one-time fees of approximately $124,000 were realized in the first six months of 2000.

Total direct operating expenses decreased 0.8% to $9,251,455 in 2000 from $9,322,563 in 1999 and increased as a percentage of room and related services and food and beverage revenues to 41.7% from 40.9%. Excluding the properties disposed of in 2000 and 1999, total direct operating expenses increased 2.5%.

Occupancy expenses decreased 6.3% to $3,132,187 from $3,343,550 in 1999. Excluding the properties disposed of in 2000 and 1999, occupancy expenses increased 0.6% as utility costs increased and maintenance projects at various hotels were completed.

Selling, general and administrative expenses decreased 0.8% to $5,462,629 in 2000 from $5,508,737 in 1999 and decreased as a percentage of total revenues to 22.5% from 22.7%. Excluding the properties disposed of in 2000 and 1999, selling, general and administrative expenses increased 2.0% as additional regional management personnel were required to manage the new hotels under contract.

Depreciation decreased by $921,621 in 2000 from $2,599,821 in 1999. The decrease was primarily attributable to the change in estimated useful lives, the adjustment of the purchase allocation for four hotel properties based on an acquisition appraisal, and the cessation of depreciation on one hotel property held for sale.

Interest income increased to $372,395 in 2000 from $364,168 in 1999.

Interest expense decreased to $3,075,261 in 2000 from $3,347,204 in 1999. The decrease was attributable to the properties disposed of in 1999, minimal short-term borrowings in the first six months of 2000 and traditional amortization.

The provision for income taxes in the first six months of 2000 includes $333,000 related to the disposal of a hotel property. The taxable gain realized from the transaction cannot be offset by the Company's net operating loss carryforward.

Minority interest increased to $38,512 in 2000 from $34,082 in 1999 reflecting the results of operations from the Kings Dominion partnership and the Days Inn Pompano hotel in 2000.

Liquidity and Capital Resources

Total assets decreased to $125,770,541 at June 30, 2000 from $127,692,489 at December 31, 1999.

Net cash provided by operating activities decreased to $1,918,246 in the six months ended June 30, 2000 from $2,755,788 in the six months ended June 30, 1999. The decrease is primarily the result of lower depreciation, the increase in accounts receivable and the decrease in accounts payable and accrued expenses.

Net cash provided by investing activities was $864,811 in the six months ended June 30, 2000 compared to cash used in investing activities of $2,263,452 in the six months ended June 30, 1999. The Company plans to spend an additional $582,000 on capital improvements during the remainder of 2000.

Net cash used in financing  activities  was  $3,006,432  in the six months ended
June 30, 2000 compared to $3,224,063 used by financing activities in the six months ended June 30, 1999. The change is the result of higher debt repayments which were offset by a decrease in restricted cash.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $5,979,735 during the six months ended June 30, 2000 compared to $6,083,648 for the six months ended June 30, 1999. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $2,200,000, which had no amount outstanding at June 30, 2000.

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

                           PART II--OTHER INFORMATION

Items 1 to 3

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on June 28, 2000. The following are the results of matters submitted to stockholders for a vote:

         Matter                                     For         Withheld
         ------                                     ---         --------
         Election of Directors:
         Class A Directors
         -----------------
         C. Scott Bartlett, Jr.                  6,004,045        5,935
         Louis S. Beck                           6,003,869        6,111
         Richard P. Lerner                       6,004,035        5,945
         Lucille Hart-Brown                      6,004,035        5,945



                                                    For          Against       Withheld
                                                    ---         --------       --------
         Ratification of the appointment of
         Grant Thornton LLP as independent
         auditors for the year ending
         December 31, 2000                       6,006,068         857           3,056

         The following directors terms of office continued after the meeting:

         Class B Directors (term expiring at 2001 Annual Meeting)
         -----------------

         Vincent W. Hatala, Jr.
         Arthur Lubell
         Paul Tipps

         Class C Directors (term expiring at 2002 Annual Meeting)
         -----------------

         Michael M. Nanosky
         Harry Yeaggy

         The Board subsequently filled two vacancies by electing Howard C. Nusbaum as a Class B Director and Stephen B. Grossman as a Class C Director.

Item 5 - Other Information

         None

Item 6 -- Exhibits and Reports on Form 8-K.

     A.   Exhibits

         Exhibit 27: Financial Data Schedule

     B.   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JANUS HOTELS AND RESORTS, INC.

Dated:  August 11, 2000                 /s/ Richard A. Tonges
        ---------------
                                        Richard A. Tonges
                                        ---------------------------------------
                                        Treasurer and Vice President of Finance
                                        (Principal Financial and Accounting
                                        Officer)