Form 10-Q
period 2000-09-30
JANUS HOTELS & RESORTS INC
filed 2000-11-14
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Number of shares of common stock outstanding as of November 8, 2000: 8,670,592

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000



  Part I.        Financial Information                                                 Page No.
                                                                                       --------
  Item 1.        Financial Statements
                   Unaudited Consolidated Balance Sheets As Of September 30, 2000
                      and December 31, 1999                                                3
                   Unaudited Consolidated Statements Of Operations For The Three
                      Months Ended September 30, 2000 and 1999                             4
                   Unaudited Consolidated Statements Of Operations For The Nine
                      Months Ended September 30, 2000 and 1999                             5
                   Unaudited Consolidated Statements Of Cash Flows For The Nine
                      Months ended September 30, 2000 and 1999                             6
                   Notes To Unaudited Consolidated Financial Statements                    7
  Item 2.        Management's Discussion and Analysis Of Financial Condition and
                   Results of Operations                                                   8
  Part II.       Other Information                                                         10
                 Signature Page                                                            11


                         JANUS HOTELS AND RESORTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2000 AND DECEMBER 31,1999

                                                                                      September 30,     December 31,
                                                                                          2000              1999
                                                                                      -------------     ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $  9,698,706      $  8,859,888
   Restricted cash                                                                       1,833,121         1,251,297
   Accounts receivable                                                                   2,478,612         1,743,241
   Current portion of notes receivable                                                      94,557           182,226
   Other current assets                                                                    210,180           212,082
                                                                                       -----------       -----------
     Total current assets                                                               14,315,176        12,248,734
                                                                                       -----------       -----------

Property held for sale                                                                  12,659,918        12,641,199
Property and equipment, net                                                             81,682,546        84,059,513
Mortgage notes receivable                                                                3,329,360         3,392,709
Goodwill, net                                                                            7,382,992         7,542,376
Deferred tax asset                                                                       1,265,000         2,566,000
Other assets                                                                             5,807,279         5,241,958
                                                                                       -----------       -----------
                                                                                      $126,442,271      $127,692,489
                                                                                       ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                  $  3,722,021      $  3,776,846
   Accounts payable                                                                      2,267,101         2,215,038
   Accrued expenses                                                                      2,236,684         1,959,960
                                                                                       -----------       -----------
     Total current liabilities                                                           8,225,806         7,951,844
                                                                                       -----------       -----------

Long-term debt, net of current portion                                                  65,398,990        67,933,460
Deferred tax liabilities                                                                 2,250,275         2,345,275
Minority interest                                                                        2,599,594         2,465,995

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    16,788.08 shares issued and outstanding                                                    168               168
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,883,220 shares issued                                                              118,833           118,833
   Additional paid-in capital                                                           52,582,257        52,582,257
   Accumulated deficit                                                                  (3,317,153)       (4,288,844)
   Treasury stock, 3,212,128 common shares, at cost                                     (1,416,499)       (1,416,499)
                                                                                       -----------       -----------
     Total stockholders' equity                                                         47,967,606        46,995,915
                                                                                       -----------       -----------
                                                                                      $126,442,271      $127,692,489
                                                                                       ===========       ===========

           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                          2000             1999
                                                                                       ----------       ----------
Revenues:
   Room and related services                                                          $11,311,303       $12,689,305
   Food and beverage                                                                    2,678,693         2,793,761
   Management fees                                                                        795,872           517,214
   Other                                                                                  322,968           247,481
                                                                                       ----------        ----------
     Total revenues                                                                    15,108,836        16,247,761
                                                                                       ----------        ----------

Operating expenses:
   Direct:
     Room and related services                                                          2,696,636         2,867,023
     Food and beverage                                                                  2,244,190         2,194,057
     Selling and general                                                                  524,612           534,879
                                                                                       ----------        ----------
       Total direct expenses                                                            5,465,438         5,595,959
                                                                                       ----------        ----------
   Occupancy expenses                                                                   1,676,763         1,793,557
   Selling, general and administrative expenses                                         3,209,457         3,291,592
   Depreciation                                                                           819,815           292,152
   Amortization                                                                           102,646            80,095
                                                                                       ----------        ----------
       Total operating expenses                                                        11,274,119        11,053,355
                                                                                       ----------        ----------

Operating income                                                                        3,834,717         5,194,406

Other income (expense):
   Interest expense                                                                    (1,506,212)       (1,628,050)
   Interest income                                                                        186,987           161,856
   Other                                                                                  (75,000)         (168,111)
                                                                                       ----------        ----------
Income from continuing operations before income taxes and minority interest             2,440,492         3,560,101

Provision for income taxes                                                                986,000           651,861
                                                                                       ----------        ----------
Income from continuing operations before minority interest                              1,454,492         2,908,240

Minority interest                                                                          95,087            59,940
                                                                                       ----------        ----------
Income from continuing operations                                                       1,359,405         2,848,300
Gain (loss) on disposal of discontinued operations, net of taxes                           18,415          (128,547)
                                                                                       ----------        ----------
Net income                                                                              1,377,820         2,719,753
Less preferred dividend requirement                                                       317,364           313,914
                                                                                       ----------        ----------
Net income applicable to common stock                                                 $ 1,060,456       $ 2,405,839
                                                                                       ==========        ==========

Basic income per common share:
   Income from continuing operations                                                        $0.12             $0.29
   Gain (loss) on disposal of discontinued operations                                           -             (0.01)
                                                                                             ----              ----
   Net income                                                                               $0.12             $0.28
                                                                                             ====              ====

Diluted income per common share:
   Income from continuing operations                                                        $0.12             $0.29
   Gain (loss) on disposal of discontinued operations                                           -             (0.01)
                                                                                             ----              ----
   Net income                                                                               $0.12             $0.28
                                                                                             ====              ====

Weighted average common shares:
   Basic                                                                                8,671,092         8,671,092
                                                                                        =========         =========
   Diluted                                                                              8,671,092         8,671,092
                                                                                        =========         =========

           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                          2000              1999
                                                                                      -----------       -----------
Revenues:
   Room and related services                                                          $28,302,308       $30,423,220
   Food and beverage                                                                    7,870,394         7,878,243
   Management fees                                                                      2,459,869         1,540,172
   Other                                                                                  802,271           664,624
                                                                                       ----------        ----------
     Total revenues                                                                    39,434,842        40,506,259
                                                                                       ----------        ----------

Operating expenses:
   Direct:
     Room and related services                                                          6,960,934         7,224,122
     Food and beverage                                                                  6,171,912         6,154,563
     Selling and general                                                                1,584,047         1,539,837
                                                                                       ----------        ----------
       Total direct expenses                                                           14,716,893        14,918,522
                                                                                       ----------        ----------
   Occupancy expenses                                                                   4,808,950         5,137,107
   Selling, general and administrative expenses                                         8,672,086         8,800,329
   Severance arrangement of former president                                              500,000                 -
   Depreciation                                                                         2,498,015         2,891,973
   Amortization                                                                           272,457           237,602
                                                                                       ----------        ----------
       Total operating expenses                                                        31,468,401        31,985,533
                                                                                       ----------        ----------

Operating income                                                                        7,966,441         8,520,726

Other income (expense):
   Interest expense                                                                    (4,581,473)       (4,975,254)
   Interest income                                                                        559,382           526,024
   Other                                                                                  (45,107)         (163,332)
                                                                                       ----------        ----------
Income from continuing operations before income taxes and minority interest             3,899,243         3,908,164

Provision for income taxes (See Note 4)                                                 1,902,000           651,861
                                                                                       ----------        ----------
Income from continuing operations before minority interest                              1,997,243         3,256,303

Minority interest                                                                         133,599            94,022
                                                                                       ----------        ----------
Income from continuing operations                                                       1,863,644         3,162,281
Gain (loss) on disposal of discontinued operations, net of taxes                           53,244          (128,547)
                                                                                       ----------        ----------
Net income                                                                              1,916,888         3,033,734
Less preferred dividend requirement                                                       945,197           896,630
                                                                                       ----------        ----------
Net income applicable to common stock                                                 $   971,691       $ 2,137,104
                                                                                       ==========        ==========

Basic income per common share:
   Income from continuing operations                                                        $0.11             $0.26
   Gain (loss) on disposal of discontinued operations                                           -             (0.01)
                                                                                             ----              ----
   Net income                                                                               $0.11             $0.25
                                                                                             ====              ====

Diluted income per common share:
   Income from continuing operations                                                        $0.11             $0.26
   Gain (loss) on disposal of discontinued operations                                           -             (0.01)
                                                                                             ----              ----
   Net income                                                                               $0.11             $0.25
                                                                                             ====              ====

Weighted average common shares:
   Basic                                                                                8,671,092         8,674,975
                                                                                        =========         =========
   Diluted                                                                              8,671,092         8,674,975
                                                                                        =========         =========

           See notes to unaudited consolidated financial statements.

                             JANUS HOTELS AND RESORTS, INC.

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                                                                  2000             1999
                                                                                               ----------      -----------
Operating activities:
Net income                                                                                     $1,916,888      $ 3,033,734
Adjustments to reconcile net income  to net cash provided by operating activities:
   Depreciation and amortization                                                                2,498,015        2,891,973
   Amortization of intangible assets                                                              272,457          237,602
   Deferred taxes                                                                               1,206,000          259,171
   Minority Interest                                                                              133,599           94,022
   Loss on sale of properties                                                                      45,107          168,110
   Discontinued operations                                                                              -          143,628
Changes in operating assets and liabilities:
   Accounts receivable                                                                           (735,371)      (1,244,652)
   Other current assets                                                                             1,902           29,220
   Other assets                                                                                  (688,397)         786,830
   Accounts payable and accrued expenses                                                          166,832          817,932
                                                                                                ---------       ----------
      Net  cash provided by operating activities                                                4,817,032        7,217,570
                                                                                                ---------       ----------

Investing activities:
Acquisition of hospitality business, net of noncash consideration and cash acquired                     -          462,008
Increase in notes receivable                                                                     (161,328)        (250,000)
Purchases of property and equipment                                                            (2,252,144)      (3,992,024)
Proceeds from sale of property                                                                  2,700,000        2,250,000
Collections of notes receivable                                                                   237,346          348,703
                                                                                                ---------       ----------
      Net cash provided by (used in) investing activities                                         523,874       (1,181,313)
                                                                                                ---------       ----------

Financing activities:
Dividends paid                                                                                   (945,197)        (896,630)
Increase in restricted cash                                                                      (581,824)      (1,956,631)
Repayments of long-term borrowings                                                             (2,975,067)      (5,072,000)
                                                                                                ---------       ----------
      Net cash used in financing activities                                                    (4,502,088)      (7,925,261)
                                                                                                ---------       ----------

Increase (decrease) in cash and cash equivalents                                                  838,818       (1,889,004)

Cash and cash equivalents, beginning of period                                                  8,859,888       12,383,741

                                                                                                ---------       ----------
Cash and cash equivalents, end of period                                                       $9,698,706      $10,494,737
                                                                                                =========       ==========

Supplemental disclosure of cash flow data:
Interest paid                                                                                  $4,581,473      $ 4,975,254
                                                                                                =========       ==========
Taxes paid                                                                                     $  477,800      $         -
                                                                                                =========       ==========

Noncash investing and financing transactions:
Acquisitions of equipment through capital leases                                               $  385,772      $         -
                                                                                                =========       ==========

Acquisition of hospitality business
   Assets acquired                                                                             $        -      $27,192,451
   Liabilities assumed                                                                                  -       20,856,251
                                                                                                ---------       ----------
   Value of stock issued                                                                       $        -      $ 6,336,200
                                                                                                =========       ==========

               See notes to unaudited consolidated financial statements.

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 -- Unaudited interim financial statements:

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Janus Hotels and Resorts, Inc. and subsidiaries (the "Company" or "Janus") as of September 30, 2000, its results of operations for the three months and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000. Certain terms used herein are defined in the audited consolidated financial statements of the Company for the year ended December 31, 1999 (the "Audited Janus Financial Statements") included in the Company's form 10-KSB previously filed with the Securities and Exchange Commission. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the Audited Janus Financial Statements and the other financial statements included in the Form 10-KSB.

         The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

Note 2 -- Organization:

         As of September 30, 2000, the Company owned and operated fifteen hotels (of which thirteen are wholly-owned, one is 85% owned and one is 75% owned) and a hotel management company, which manages hotels for unrelated parties.

Note 3 - Resignation of the Company President:

         Effective April 30, 2000, the President of the Company resigned. The cost of the severance package was a cash payment of $500,000.

Note 4 - Disposal of Hotel Property:

         During the third quarter of 2000, an early payoff of a note receivable was received related to the prior year sale of Knights Inn Westerville. The early payoff reflected a $75,000 discount which was included in other income.

         On June 15, 2000, the Company disposed of a hotel property located in Cincinnati, Ohio. The hotel was sold for cash of $2,700,000 and resulted in a gain of $29,893 for financial reporting purposes. For tax purposes, this transaction produced an estimated gain of approximately $978,000 that cannot be offset by the Company's federal net operating loss carryforward. As a result, the tax provision for the nine months ended September 30, 2000 includes $333,000 of currently payable federal income taxes related to this transaction.

Note 5 -- Litigation:

         The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's consolidated financial statements in subsequent years.

Note 6 - Common Stock Repurchase Program

         On September 22, 2000, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The repurchases will be made in the open market at the discretion of Company management over a period of one year. As of September 30, 2000, no shares were repurchased under the program.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The operations of the Company are comprised primarily of the operations of owned hotels and the Company's management of hotels owned by third parties.

The Company had net income of $1,377,820 for the three months ended September 30, 2000 compared to net income of $2,719,753 for the three months ended September 30, 1999.The Company had net income of $1,916,888 for the nine months ended September 30, 2000 compared to net income of $3,033,734 for the nine months ended September 30, 1999.

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

Room and related services revenue decreased 10.9% to $11,311,303 in 2000 from $12,689,305 in 1999. The decrease was attributable to properties disposed of in 2000 and 1999, and softness in the Midwestern markets. The average daily room rate (excluding disposed properties) decreased to $68.85 for 2000 from $70.20 in 1999. Occupancy (excluding disposed properties) increased in 2000 to 72.0% from 70.5% in 1999. Excluding the properties disposed of in 2000 and 1999, room and related services revenue decreased 3.4%.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues decreased 4.1% to $2,678,693 in 2000 from $2,793,761 in 1999. This decrease is related primarily to a decrease in walk-in business and catering sales. The properties disposed of in 2000 and 1999 had no effect on food and beverage revenues.

Management fee income increased 53.9% to $795,872 in 2000 from $517,214 in 1999. This increase is primarily due to the addition of new third party management contracts.

Total direct operating expenses decreased 2.3% to $5,465,438 in 2000 from $5,595,959 in 1999 and increased as a percentage of room and related services and food and beverage revenues to 39.1% from 36.2%. Excluding the properties disposed of in 2000 and 1999, total direct operating expenses increased 3.0% primarily due to higher food and payroll costs.

Occupancy expenses decreased 6.5% to $1,676,763 from $1,793,557 in 1999. Excluding the properties disposed of in 2000 and 1999, occupancy expenses increased 2.7% as maintenance projects at various hotels were completed and property taxes increased.

Selling, general and administrative expenses decreased 2.5% to $3,209,457 in 2000 from $3,291,592 in 1999 and increased as a percentage of total revenues to 21.2% from 20.3%. Excluding the properties disposed of in 2000 and 1999, selling, general and administrative expenses increased 2.1%, as additional management personnel were required to manage the new hotels under contract.

Depreciation increased by $527,663 in 2000 from $292,152 in 1999. The increase was primarily attributable to the credit adjustments made in 1999 for the change in estimated useful lives and the modification of the purchase allocation for four hotel properties based on an acquisition appraisal.

Interest income increased to $186,987 in 2000 from $161,856 in 1999.

Interest expense decreased to $1,506,212 in 2000 from $1,628,050 in 1999. The decrease was attributable to the properties disposed of in 2000 and 1999 and traditional amortization.

Minority interest increased to $95,087 in 2000 from $59,940 in 1999 reflecting the results of operations from the Kings Dominion partnership and the Days Inn Pompano hotel in 2000.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

Room and related services revenue decreased 7.0% to $28,302,308 in 2000 from $30,423,220 in 1999. The decrease was attributable primarily to properties disposed of in 2000 and 1999. The average daily room rate (excluding disposed properties) decreased to $63.73 for 2000 from $64.39 in 1999. Occupancy (excluding disposed properties) decreased in 2000 to 64.2% from 64.4%. Excluding the properties disposed of in 2000 and 1999, room and related services revenue decreased 0.8%.

Food and beverage revenues decreased 0.1% to $7,870,394 in 2000 from $7,878,243 in 1999. This decrease is related primarily to decreased occupancy and catering sales. The properties disposed of in 2000 and 1999 had no effect on food and beverage revenues.

Management fee income increased 59.7% to $2,459,869 in 2000 from $1,540,172 in 1999. This increase is primarily due to the addition of new third party management contracts. In addition, one-time fees of approximately $124,000 were realized in the first nine months of 2000.

Total direct operating expenses decreased 1.4% to $14,716,893 in 2000 from $14,918,522 in 1999 and increased as a percentage of room and related services and food and beverage revenues to 40.7% from 39.0%. Excluding the properties disposed of in 2000 and 1999, total direct operating expenses increased 2.7%.

Occupancy expenses decreased 6.4% to $4,808,950 from $5,137,107 in 1999. Excluding the properties disposed of in 2000 and 1999, occupancy expenses increased 1.3% as maintenance projects at various hotels were completed and property taxes increased.

Selling, general and administrative expenses decreased 1.5% to $8,672,086 in 2000 from $8,800,329 in 1999 and increased as a percentage of total revenues to 22.0% from 21.7%. Excluding the properties disposed of in 2000 and 1999, selling, general and administrative expenses increased 2.1% as additional regional management personnel were required to manage the new hotels under contract.

Depreciation decreased by $393,958 in 2000 from $2,891,973 in 1999. The decrease was primarily attributable to the properties disposed of in 2000 and 1999, and the cessation of depreciation on one hotel property held for sale.

Interest income increased to $559,382 in 2000 from $526,024 in 1999.

Interest expense decreased to $4,581,473 in 2000 from $4,975,254 in 1999. The decrease was attributable to the properties disposed of in 2000 and 1999, minimal short-term borrowings in the first nine months of 2000 and traditional amortization.

The provision for income taxes in the first nine months of 2000 includes $333,000 related to the disposal of a hotel property in the second quarter of 2000. The taxable gain realized from the transaction cannot be offset by the Company's net operating loss carryforward.

Minority interest increased to $133,599 in 2000 from $94,022 in 1999 reflecting the results of operations from the Kings Dominion partnership and the Days Inn Pompano hotel in 2000.

Liquidity and Capital Resources

Total assets decreased to $126,442,271 at September 30, 2000 from $127,692,489 at December 31, 1999.

Net cash provided by operating activities decreased to $4,817,032 in the nine months ended September 30, 2000 from $7,217,570 in the nine months ended September 30, 1999. The decrease is primarily the result of lower net income, lower depreciation and the increase in accounts receivable.

Net cash provided by investing activities was $523,874 in the nine months ended September 30, 2000 compared to cash used in investing activities of $1,181,313 in the nine months ended September 30, 1999. The Company plans to spend an additional $224,000 on capital improvements during the remainder of 2000.

Net cash used by financing activities was $4,502,088 in the nine months ended September 30, 2000 compared to $7,925,261 used by financing activities in the nine months ended September 30, 1999. The change is the result of lower debt repayments and a smaller increase in restricted cash. On September 22, 2000, the Company's board of directors authorized the repurchase of up to 1,000,000 shares of the Company's common stock. The repurchases will be made with operating funds in the open market at the discretion of Company management over a period of one year. As of September 30, 2000, no shares were repurchased under the program.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $10,736,913 during the nine months ended September 30, 2000 compared to $11,650,301 for the nine months ended September 30, 1999. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $2,200,000, which had no amount outstanding at September 30, 2000.

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

                           PART II--OTHER INFORMATION

Items 1 to 5

         None

Item 6 -- Exhibits and Reports on Form 8-K.

     A.   Exhibits

         Exhibit 27: Financial Data Schedule

     B.   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended September 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JANUS HOTELS AND RESORTS, INC.

Dated:  November 14, 2000               /s/ Richard A. Tonges
        -----------------               ---------------------------------------
                                        Richard A. Tonges
                                        Treasurer and Vice President of Finance
                                        (Principal Financial and Accounting
                                        Officer)