Form 10-K
period 2000-12-31
JANUS HOTELS & RESORTS INC
filed 2001-03-30
CIK 1020359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $6,648,000, as of March 16, 2001. It is the position of the Company that the United States Lines, Inc. and United States Lines (S.A.), Inc. Reorganization Trust is not an affiliate.

Number of shares of common stock outstanding as of March 16, 2001: 8,437,673


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-13 of the Annual Report on Form 10-K as indicated herein.

                           Forward Looking Statements

Certain information contained or incorporated by reference in this Annual Report on Form 10-K is forward-looking in nature. All statements included or incorporated by reference in this Annual Report on Form 10-K or made by management of Janus Hotels and Resorts, Inc. and its subsidiaries (the "Company" or "Janus"), other than statements of historical fact, are forward-looking statements. Examples of forward-looking statements include statements regarding the Company's future financial results, operating results, business strategies, projected costs, competitive positions and plans and objectives of management for future operations. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "would," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the sections titled "Item 1: Business - the Hospitality Business; - Certain Business Considerations" and " "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations." Actual results may differ materially from historical earnings and those presently anticipated or projected. The Company has no obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                                     PART I

Item 1.  Business.

Introduction

Janus Hotels and Resorts, Inc. (the "Company" or "Janus"), a Delaware corporation, is in the business of operating and managing hotels. The Company has ownership interests in 15 hotels (the "Owned Hotels") and manages an additional 37 hotels (the hotels which are managed, but not owned, by the Company are referred to as the "Managed Hotels" and the Owned Hotels and Managed Hotels are collectively referred to as "Hotels").

The Company's executive offices are located at 2300 Corporate Boulevard, N.W., Suite 232, Boca Raton, Florida 33431 and its telephone number is (561) 997-2325.

Background of the Company

Janus is the successor to United States Lines, Inc. ("U.S. Lines"), which once was one of the largest containerized cargo shipping companies in the world. On November 24, 1986, McLean Industries, Inc., First Colony Farms, Inc. and their subsidiaries U.S. Lines and United States Lines (S.A.), Inc. ("U.S. Lines (S.A.)") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Soon thereafter, the shipping operations of U.S. Lines and U.S. Lines (S.A.) ceased. U.S. Lines and U.S. Lines (S.A.) emerged from bankruptcy in 1990 under the terms of the First Amended and Restated Joint Plan of Reorganization dated February 23, 1989 (the "Plan"). At that time, the names of U.S. Lines and U.S. Lines (S.A.) were changed to Janus Industries, Inc. and JI Subsidiary, Inc. ("JI Subsidiary"), respectively. On May 21, 1999, the name of the Company was changed to Janus Hotels and Resorts, Inc. JI Subsidiary currently has no business activities. See " History of the Company's Reorganization."

In July 1996, the Company acquired substantially all of the assets of Pre-Tek Wireline Service Company, Inc. ("Pre-Tek"), an oil and gas engineering services and wireline logging company based in Bakersfield, California. During 1997, the Company determined to discontinue this line of business and subsequently sold the business to its management effective April 1, 1998.

In April 1997, the Company entered the hotel business by acquiring, from affiliates of Louis S. Beck ("Beck") and Harry G. Yeaggy ("Yeaggy"), certain assets relating to the hospitality business comprised of (i) six hotels and an 85% interest in a partnership that owns one hotel; (ii) a hotel management company; (iii) a management fee sharing arrangement with Summit Hotel Management Company, which has since been terminated; and (iv) two loans, one of which is secured by a first mortgage on a hotel, which was subsequently terminated based on a merger, and the other of which is secured by a first mortgage on a campground, which is personally guaranteed by Messrs. Beck and Yeaggy. In consideration therefor, Messrs. Beck and Yeaggy and Beck Hospitality III, Inc., a corporation wholly-owned by them, received shares of the Company's common stock, par value $.01 per share (the "Common Stock"), representing approximately 43% of the total outstanding shares of Common Stock and shares of the Series B preferred stock of the Company, par value $.01 per share (the "Series B Preferred Stock).

Messrs. Beck and Yeaggy, who are currently Chairman and Vice Chairman, respectively, of the Board of Directors of the Company, have been engaged in the hospitality business since 1972.

In August 1998, the Company acquired four hotels near Cleveland, Ohio (the "Cornerstone Hotel Group") from an unrelated party.

Effective January 1, 1999, the Company acquired, by merger, Beck Hospitality, Inc. II ("Beck II") which owned six hotels and a 75% interest in another hotel. As part of the purchase price in this transaction, Messrs. Beck and Yeaggy received additional shares of the Series B Preferred Stock.

Messrs. Beck and Yeaggy retain miscellaneous independent interests in the hospitality business. However, they have contractually agreed with the Company not to engage in any business that competes with the business of the Company.

The Hospitality Business

     Owned Hotels

The Owned Hotels are located in five states and operate under franchise or membership agreements that provide for the use of the brand names Days Inn, Best Western, Knights Inn, Holiday Inn and Comfort Inn. One of the Owned Hotels is located adjacent to the Paramount Kings Dominion amusement park near Richmond, Virginia. The remaining Owned Hotels are located near office parks, interstate highways, airports or tourist attractions in Ohio, Florida, Indiana and North Carolina. The Owned Hotels generally offer remote control cable television, a swimming pool and, in many cases, restaurants. Some of them offer meeting and banquet facilities and room service.

The Owned Hotels are owned in fee, either directly or through consolidated entities. Except for the Days Inn, Pompano Beach, Florida, the Owned Hotels are wholly owned by the Company. An unrelated party holds a 25% interest in the Days Inn, Pompano Beach, Florida. Each of the Owned Hotels is subject to mortgage indebtedness. All of such indebtedness is secured solely by the applicable hotel property and fixtures, and is non-recourse to the other assets of the Company, with the exception of the indebtedness incurred in the acquisition of the hotels in the Cornerstone Hotel Group, which is cross-collateralized by such hotels.

     Franchise Agreements

The Company has entered into non-exclusive multi-year franchise, licensing or membership agreements, which allow the Company to utilize the franchise brand name of the franchiser or licensor for the Hotels. The Company believes that its relationships with nationally recognized franchisers provide significant benefits for its Owned Hotels. The franchise agreements require the Company to pay annual fees, to maintain certain standards and to implement certain programs that require additional expenditures by the Company such as remodeling or redecorating. The payment of annual fees, which typically total from 8% to 12% of room revenues, covers royalties and the costs of marketing and reservation services provided by the franchisers. Franchise agreements, at their inception, generally provide for a term of 15 years and an initial fee in addition to annual fees payable to the franchiser.

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

Computerized Reporting Systems. The Company has a service agreement for a hotel property management information system with Computel Computer Systems, Inc. ("Computel"), a corporation wholly-owned by Messrs. Beck and Yeaggy. The agreement provides a computerized system that tracks all services provided by nine of the Hotels and enables the Company to monitor a broad spectrum of the operations of each Hotel covered by the system, including the occupancy and revenues of the Hotels. The agreement with Computel has a term of one year and automatically renews for successive terms of one year, unless one party notifies the other to the contrary at least three months prior to the termination date. Computel is paid a monthly fee of $275 per property for its basic property management software package and one computer terminal. Additional monthly fees are charged for additional terminals and add-on software for services such as guest messaging, call accounting interface, franchise central reservation interface and movie interface. On each annual renewal of the agreement, Computel is entitled to adjust its fees to the Company commensurate with the fees charged to other customers. Beginning in 1998, due to requirements of one of the Company's franchisors, the Company significantly decreased the number of Hotels utilizing the Computel system, thereby substantially decreasing the service fees to Computel.

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

     Employees

As of December 31, 2000, approximately thirty-three full-time employees of the Company were engaged in management, business operations and administration of its hospitality business. In addition, at that date approximately 2,380 individuals employed by HELP provided services at the Hotels under a service agreement between HELP and the Company.

     Growth Strategy

Management of the Company intends to pursue a program of expanding its business of the management and/or acquisition of hotels, recreation, resorts, entertainment or other related entities through the marketing of its services to the owners of properties not owned by the Company and through the acquisition of properties either by itself or with other investors. The Company is engaged in a marketing program to expand selectively the number of hotels that it manages. Since entering the hospitality business in April 1997, and through December 31, 2000, the Company increased its number of Managed Hotels by sixteen. The Company also continues to review possible acquisitions of hospitality properties. There can be no assurance that the Company will be successful in pursuing its growth strategy due to the highly competitive nature of the market and the difficulties associated with raising capital or obtaining debt financing.

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

The Reorganization Trust was issued stock by both Janus and JI Subsidiary, which was intended by the Plan to be distributed to the former creditors of U.S. Lines and U.S. Lines (S.A.) as their claims were resolved. Five million shares of the Company's Common Stock was originally issued to the Reorganization Trust, all ultimately to be distributed to allowed creditors of U.S. Lines. As of December 31, 2000, 4,635,583 shares have been distributed by the Reorganization Trust to former creditors.

The balance of 364,416 shares includes a fixed reserve of 352,850 shares of Common Stock established by order of the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") for the benefit of more than 14,673 individuals who have asserted asbestos-related and other late-manifesting personal injury claims. The resolution of these claims (and any future late-manifesting asbestos and other personal injury claims) is delayed, in part, by a dispute between the Reorganization Trust and the insurance carriers of U.S. Lines over certain aspects of insurance coverage. This dispute has no impact upon the Company other than delaying identification of individual shareholders and prolonging the activities of the Reorganization Trust.

The Trust Agreement provides for the Reorganization Trust to contribute to Janus and JI Subsidiary from time to time cash on hand that exceeds its projected liabilities and administrative requirements. Such contributions are to be made 90% to Janus and 10% to JI Subsidiary. The Company did not receive a contribution from the Trust in 2000, 1999 and 1998. Through December 31, 2000, an aggregate of approximately $15 million was transferred by the Reorganization Trust to the Company. No additional transfers from the Reorganization Trust are anticipated until there is a resolution of the insurance coverage issues.

As of December 31, 2000, the Reorganization Trust reported total cash and cash equivalents of $2,499,925 of which $418,316 was identified as "restricted funds". While there is no objective formula to determine the extent to which the Reorganization Trust assets exceed projected liabilities and administrative requirements, management of the Company believes that more monies may ultimately be available for contribution to the Company and JI Subsidiary by the
Reorganization Trust. The principal unknown variable that could cause substantial depletion of the unrestricted available cash and cash equivalents is the remaining period of Reorganization Trust activity and the amount of professional fees necessary to resolve outstanding claims, particularly, any asbestos or other late-manifesting personal injury claims. No assurance can be given, nor is any assurance intended, that additional cash will become available to the Company from the Reorganization Trust or the amount of such additional cash, if any.

Certain Business Considerations

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

    Conflicts of Interest

Independent business interests of Messrs. Beck and Yeaggy may give rise to the possibility of conflicts of interest.

The Company relies upon Computel and HELP, which are wholly owned by Messrs. Beck and Yeaggy, for administrative and personnel services at the Hotels.

Conflicts may arise between the Company and Messrs. Beck and Yeaggy in connection with the exercise of any rights or the conduct of any negotiations to extend, renew, terminate or amend the agreements between each of Computel and HELP and the Company, the mortgage on the Days Inn Pompano Beach, which they hold, or the subleases for the offices occupied by the Company in Boca Raton and Cincinnati which are sublet from an affiliate of Messrs. Beck and Yeaggy. Conflicts may also arise between the Company and Messrs. Beck and Yeaggy in connection with certain mortgage indebtedness of the Company that is personally guaranteed by Messrs. Beck and Yeaggy, or in connection with the exercise by the Company of its rights with respect to a mortgage note and related mortgage on the KOA Campground in Kissimmee, Florida, which is owned by Messrs. Beck and Yeaggy.

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

     Compliance with Government Regulations

The lodging industry is subject to numerous federal, state and local government regulations, including those relating to the preparation and sale of food and beverages (such as health and liquor license laws) and building and zoning requirements. In addition, the Company is subject to laws governing its relationships with employees, including minimum wage requirements, overtime, working conditions and work permit requirements. The failure to obtain or retain liquor licenses or an increase in the minimum wage rate, employee benefit costs or other costs associated with employees, could adversely affect the Company. Under the Americans with Disabilities Act of 1990 (the "ADA"), all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. While the Company believes that the Hotels comply with these requirements, a determination that the Company does not comply with the ADA could result in the imposition of fines or an award of damages to private litigants. These and other initiatives could adversely affect the Company.

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

     Ownership of Hotel Real Estate

The Company currently owns 15 hotels. Accordingly, the Company is subject to the risks associated with the ownership of real estate. These risks include, among others, changes in national, regional and local economies, changes in real estate market conditions, changes in the costs, terms and availability of credit, the potential for uninsured casualty or other losses and changes in or enactment of new laws or regulations affecting real estate. Many of these risks are beyond the control of the Company. Real estate is generally illiquid which could result in limitations on the ability of the Company to sell any one or more Owned Hotels if business conditions so required.

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

     No Limits on Indebtedness

Neither the Company's Restated Certificate of Incorporation, as amended, nor its by-laws limit the amount of indebtedness that the Company may incur. Subject to limitations it may agree to in debt instruments, the Company expects to incur additional debt in the future to finance acquisitions and renovations. The Company's continuing substantial indebtedness could increase its vulnerability to general economic and lodging industry conditions (including increases in interest rates) and could impair the Company's ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. The Company's indebtedness is, and will likely continue to be, secured by mortgages on all of the Owned Hotels. Future indebtedness may require the Company to secure indebtedness with other assets of the Company, including its Management Agreements. There can be no assurance that the Company will be able to meet its debt service obligations and, to the extent that it cannot, the Company risks the loss of some or all of its assets, including the Owned Hotels, to foreclosure. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if the Company is in need of capital to repay indebtedness in accordance with its terms or otherwise, it could be required to liquidate one or more investments in hotels at times that may not permit realization of the maximum return on such investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Liquidity and Capital Resources."

     Control of the Company by Principal Officers

Messrs. Beck and Yeaggy beneficially own approximately 46% of the outstanding shares of the Common Stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Messrs. Beck and Yeaggy are also directors and executive officers of the Company. The concentration of ownership could delay or prevent a change in control of the Company.

     Dependence on Key Personnel

The Company believes that its success will depend to a significant extent on the efforts and abilities of certain of its senior management, particularly those of its Chairman of the Board and Chief Executive Officer, Louis S. Beck, its Vice Chairman, Harry Yeaggy, and its President, Michael M. Nanosky. The loss of any one of them or other key management or operations employees could have a material adverse effect on the Company's operating results and financial condition. There is strong competition for qualified management personnel, and the loss of key personnel or an inability on the Company's part to attract, retain and motivate key personnel could adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its existing key personnel or attract additional qualified personnel. The Company does not presently carry and does not intend to carry "key man" insurance on the lives of any of its key personnel.

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

     Dividends Unlikely

Since reorganization, the Company has never declared or paid dividends on the Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors. In addition, the Company may not pay any dividends on the Common Stock unless dividends on the outstanding preferred stock are current. The Company presently has 3,100 shares of preferred stock outstanding with an annual dividend expense of $232,500. The Company was current in the payment of dividends on the preferred stock as of December 31, 2000.

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

Item 2. Properties.

As of December 31, 2000, the Company owned the following 15 hotels in five different states with a total of 2,457 rooms:

                                                                                       Year of Last
                                           No. of                                      Renovation/
Hotel Name                                   Rooms        Location                     Construction
------------------------------------     ----------      -----------------------     ----------------
Best Western Cambridge                        95          Cambridge, OH                  1999 / 1973
Best Western Kings Quarters                   248         Doswell, VA                    2000 / 1977
Comfort Inn West                              134         Akron, OH                      2000 / 1989
Days Inn Cambridge                            103         Cambridge, OH                  1999 / 1973
Days Inn Cincinnati                           142         Sharonville, OH                2000 / 1974
Days Inn Kings Island                         124         Mason, OH                      2000 / 1976
Days Inn Pompano Beach                        183         Pompano Beach, FL              1999 / 1974
Days Inn Raleigh                              126         Raleigh, NC                    2000 / 1979
Days Inn RTP                                  110         Morrisville, NC                2000 / 1987
Holiday Inn Express                           110         Juno Beach, FL                 2000 / 1989
Holiday Inn Hudson                            288         Hudson, OH                     1999 / 1967
Holiday Inn Independence                      364         Independence, OH               1999 / 1974
Holiday Inn North Canton                      194         North Canton, OH               2000 / 1970
Knights Inn Lafayette                         112         Lafayette, IN                  2000 / 1987
Red Roof Kings Island                         124         Mason, OH                      1999 / 1979


The Company conducts its corporate and business operations activities from offices in Cincinnati, OH and Boca Raton, FL. The Company occupies 4,300 square feet of office space in Cincinnati, OH under a sublease, which terminates in April 2001 and occupies 2,200 square feet of office space in Boca Raton, FL under a sublease, which terminates in April 2001. Both subleases are from an affiliate of Messrs. Beck and Yeaggy, and are expected to be renewed.

Item 3.           Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to stockholders for a vote during the fourth quarter of 2000.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information:

The Company's Common Stock is traded on the Nasdaq Stock Market SmallCap Market under the symbol "JAGI".

The following table sets forth, for the periods indicated, the range of the high and low sales prices for the Common Stock as reported by the Nasdaq SmallCap Market.

                                                          High             Low
          Quarter ended December 31, 2000                 $3.63           $1.16

          Quarter ended September 30, 2000                $2.92           $1.03

          Quarter ended June 30, 2000                     $3.50           $2.03

          Quarter ended March 31, 2000                    $3.94           $2.00

          Quarter ended December 31, 1999                 $2.13           $1.00

          Quarter ended September 30, 1999                $2.50           $1.38

          Quarter ended June 30, 1999                     $3.88           $1.94

          Quarter ended March 31, 1999                    $4.00           $2.19


Holders:

As of March 16, 2001, there were approximately 5,793 holders of record of the Company's Common Stock.

Dividends:

Since reorganization, the Company has never declared or paid dividends on its Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.           Selected Financial Data

                                                      Years ended December 31,
                                -----------------------------------------------------------------------
                                    2000                1999                1998               1997
                                ------------        ------------        ------------        -----------
Total revenues                  $ 49,768,643        $ 51,173,422        $ 29,056,825        $10,275,638

Operating income                   6,937,064           8,493,864           4,968,391          1,323,091

Income from
continuing operations                996,588           1,632,584           1,751,055            423,965

Net income (loss)               $  1,074,246        $  1,172,784        $  1,887,241        $  (562,744)

Income (loss) per
common share -
basic and diluted:
 Income (loss) from
 contining operations           $      (0.03)       $       0.04        $       0.11        $     (0.02)
  Net income (loss)             $      (0.02)       $      (0.01)       $       0.13        $     (0.15)


Total assets                    $124,162,685        $127,692,489        $110,569,666        $61,404,126

Long-term debt                    64,946,400          67,933,460          60,582,883         17,866,318


QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating results of each of the eight prior quarters. This information is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations of such periods.


                                                                   Fiscal 2000
                                      ---------------------------------------------------------------
                                         First            Second             Third           Fourth
                                        Quarter           Quarter           Quarter          Quarter
                                      -----------       -----------       -----------      -----------
Total revenues                        $10,929,450       $13,396,556       $15,108,836      $10,333,801

Net income (loss)                         110,990           428,077         1,377,820         (842,641)

Net income (loss) applicable
to common stock                       $  (203,787)      $   115,021       $ 1,060,456      $(1,160,006)

Income (loss) per common
share - basic and diluted             $     (0.02)      $      0.01       $      0.12      $     (0.13)

                                                                   Fiscal 1999
                                      ---------------------------------------------------------------
                                         First            Second             Third           Fourth
                                        Quarter           Quarter           Quarter          Quarter
                                      -----------       -----------       -----------      -----------
Total revenues                        $10,597,818       $13,660,680       $16,247,761      $10,667,163

Net income (loss)                        (595,555)          909,536         2,719,753       (1,860,950)

Net income (loss) applicable
to common stock                       $  (864,357)      $   595,622       $ 2,405,839      $(2,181,763)

Income (loss) per common
share - basic and diluted             $     (0.10)      $      0.07       $      0.28      $     (0.25)



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The operations of the Company are comprised primarily of the operations of Hotels.

The following charts present a summary of the operations of the Owned Hotels for the calendar years ended December 31, 2000 and 1999.

                                      2000

HOTEL AND LOCATION                                            RMS AVAIL.1          OCC%2         ADR3      Rev PAR4
------------------                                            -----------          -----         ----      --------
Days Inn, Sharonville, OH                                        52,338             61%         $41.23      $25.34
Best Western Kings Quarters, Doswell, VA                         90,768             47%         $66.30      $31.20
Knights Inn, Lafayette, IN                                       40,992             70%         $38.29      $26.74
Days Inn Crabtree, Raleigh, NC                                   44,652             68%         $45.44      $30.93
Days Inn RTP, Raleigh, NC                                        40,626             89%         $70.78      $63.20
Holiday Inn, Independence, OH                                   133,224             61%         $91.36      $55.42
Holiday Inn, North Canton, OH                                    71,004             80%         $65.57      $52.78
Holiday Inn, Hudson, OH                                         105,408             52%         $82.46      $43.21
Comfort Inn, Akron, OH                                           48,312             59%         $59.53      $34.88
Days Inn East, Cincinnati, OH5                                   15,531             64%         $41.08      $26.16
Holiday Inn Express, Juno Beach, FL                              39,528             78%         $62.36      $48.81
Red Roof Kings Island, Mason, OH                                 45,384             45%         $48.63      $21.77
Days Inn Kings Island, Mason, OH                                 45,384             54%         $52.30      $28.03
Days Inn Cambridge, Cambridge, OH                                37,332             36%         $53.24      $19.35
Best Western Cambridge, Cambridge, OH                            34,770             62%         $39.79      $24.54
Days Inn Pompano, Pompano Beach, FL                              63,684             66%         $36.88      $24.36

                                      1999

HOTEL AND LOCATION                                            RMS AVAIL.(1)        OCC% (2)      ADR (3)   Rev PAR (4)
------------------                                            -----------          -----         ----      --------
Days Inn, Sharonville, OH                                         52,195            61%         $44.29      $26.81
Best Western Kings Quarters, Doswell, VA                          90,520            45%         $67.01      $29.90
Knights Inn, Westerville, OH6                                     29,539            57%         $36.60      $20.92
Knights Inn, Lafayette, IN                                        40,880            71%         $39.92      $28.14
Knights Inn, Michigan City, IN7                                   37,595            62%         $40.93      $25.16
Days Inn Crabtree, Raleigh, NC                                    44,530            64%         $43.14      $27.46
Days Inn RTP, Raleigh, NC                                         40,515            88%         $69.74      $61.65
Holiday Inn, Independence, OH                                    132,860            63%         $90.19      $56.52
Holiday Inn, North Canton, OH                                     70,810            79%         $63.08      $49.66
Holiday Inn, Hudson, OH                                          105,120            57%         $81.37      $46.16
Comfort Inn, Akron, OH                                            48,180            61%         $60.40      $36.85
Days Inn East, Cincinnati, OH                                     33,945            70%         $44.78      $31.32
Holiday Inn Express, Juno Beach, FL                               38,690            82%         $59.93      $49.08
Red Roof Kings Island, Mason, OH                                  45,260            46%         $50.66      $23.35
Days Inn Kings Island, Mason, OH                                  45,260            59%         $58.01      $33.92
Days Inn Cambridge, Cambridge, OH                                 37,595            44%         $53.10      $23.59
Best Western Cambridge, Cambridge, OH                             34,675            57%         $42.08      $24.05
Days Inn Pompano, Pompano Beach, FL                               63,145            60%         $37.78      $22.60


1 Calculation is based on number of hotel rooms in service multiplied by number of days in a year.
2 Total number of rooms sold during a year divided by the total number of rooms available in such year.
3 Average Daily Rate equals total room revenue (exclusive of taxes) during a year divided by rooms sold.
4 Revenue Per Available Room equals total room revenues (exclusive of taxes) during a year, divided by rooms available for sale during such year.
5    Hotel was sold June 15, 2000
6    Hotel was sold September 29, 1999.
7    Hotel was sold December 29, 1999.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

Room and related services revenue decreased 7.3% to $34,947,912 in 2000 from $37,712,563 in 1999. The decrease was attributable primarily to dispositions of hotel properties. The average daily room rate, excluding dispositions, decreased to $62.26 for 2000 from $62.32 in 1999. The comparable occupancy rate decreased to 60.9% in 2000 from 61.4% in 1999. Excluding the dispositions made in 2000 and late 1999, room and related services revenue decreased 1.3%.

Food and beverage revenues are principally a function of the number of guests who stay at each Owned Hotel, local walk-in business and catering sales. These revenues decreased 0.3% to $10,544,317 in 2000 from $10,578,433 in 1999. This decrease is related primarily to decreased occupancy and catering sales. The properties disposed of in 2000 and 1999 had no effect on food and beverage revenues.

Management fee income increased 59.2% to $3,246,814 in 2000 from $2,039,565 in 1999. This increase is due to the addition of new third party management contracts.

Total direct operating expenses decreased 0.6% to $19,381,404 in 2000 from $19,502,095 in 1999 but increased as a percentage of room and related services and food and beverage revenues to 42.6% from 40.4%. Excluding the dispositions of hotel properties made in 2000 and late 1999, total direct operating expenses increased 3.4%.

Occupancy expenses decreased 1.4% to $6,673,326 in 2000 from $6,768,557 in 1999. Excluding the dispositions made in 2000 and 1999, occupancy expenses increased 6.5% primarily due to increases in real estate taxes.

Selling, general and administrative expenses decreased 2.8% to $12,017,409 in 2000 from $12,363,035 in 1999 and decreased as a percentage of total revenues to 24.1% from 24.2 %. Excluding the dispositions of hotel properties made in 2000 and late 1999, selling, general and administrative expenses increased 0.6%.

Depreciation increased to $3,900,642 in 2000 from $3,688,997 in 1999. The increase is due to an adjustment made to record depreciation of $569,344 on property reclassified to property used in operations but offset by dispositions of hotel properties made in 2000 and late 1999.

Interest income increased to $846,792 in 2000 from $808,560 in 1999.

Interest expense decreased to $6,053,127 in 2000 from $6,597,088 in 1999. The decrease was attributable to the dispositions made in 2000 and 1999.

Minority interest increased to $74,034 in 2000 from $34,606 in 1999 reflecting the results of operations from the Kings Dominion partnership and the Days Inn Pompano hotel in 2000. During the first quarter of 2001, the Company purchased the minority interest in the Kings Dominion partnership.

The Company's effective tax rate was 36.5% in 2000 compared to 40.9% in 1999. This decrease is due to the tax loss on hotel properties sold and the greater impact of the Reorganization Trust loss.

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

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

Depreciation increased to $3,688,997 in 1999 from $2,392,300 in 1998 primarily due to the Beck II acquisition on January 1, 1999. However, the increase was less than expected due to the change in estimated useful lives, the adjustment of the purchase allocation for four hotel properties based on an acquisition appraisal, and the cessation of depreciation on three hotel properties held for sale, two of which were sold as of December 31, 1999. These changes reduced 1999 depreciation approximately $1,593,000.

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

The Company's effective tax rate was 40.9% in 1999 compared to 27.7% in 1998. This increase was due to the Federal tax refund and goodwill write-off in 1998 that did not repeat in 1999.

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash on hand (including escrow deposits and replacement reserve), cash from operations, earnings on invested cash and, when required, principally in connection with acquisitions, borrowings (consisting primarily of loans secured by mortgages on real property owned or to be acquired by the Company). The Company's continuing operations are funded through cash generated from its hotel operations. Acquisitions of hotels are expected to be financed through a combination of cash on hand, internally generated cash, issuance of equity securities and borrowings, some of which is likely to be secured by assets of the Company. There can be no assurance that credit will be available to the Company or, if available, that such credit will be available on terms and in amounts satisfactory to the Company.

Historical Changes in Liquidity and Capital Resources

Total assets decreased from $127,692,489 at December 31, 1999 to $124,162,685 at December 31, 2000. The decrease in total assets was the result of the dispositions of hotel properties made in 2000.

Net cash provided by operating activities decreased to $4,193,648 for the year ended December 31, 2000 from $5,496,405 in the year ended December 31, 1999. The decrease is primarily the result of lower net income and the increase in other assets due to replacement reserves.

During the year ended December 31, 2000, the Company invested $2,633,994 in capital improvements for the Owned Hotels as part of its operating plan. The Company plans to spend $2,106,000 on capital improvements during the year ending December 31, 2001 as part of its continuing improvement plans for the Owned Hotels.

Capital for improvements to Owned Hotels has been and is expected to be provided by a combination of internally generated cash, reserve replacement accounts and, if necessary and available, borrowings. The Company expects to spend approximately 4% to 5% of annual revenues from Owned Hotels for ongoing capital expenditures.

The Company maintains a number of commercial banking relationships and has aggregate lines of credit totaling $2,200,000. There is no outstanding balance on the lines of credit at December 31, 2000. The Company is in active negotiations with lending institutions that might extend credit facilities to the Company for capital purposes including capital that might be required for the acquisition of additional hotels or management contracts. There can be no assurance such negotiations will be successful.

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

The Company's long-term debt at December 31, 2000 totals $68,605,641. Mortgage debt totals $68,025,426, which consists of $64,588,761 in fixed rate mortgage loans and $3,436,665 in adjustable rate (3-5 year adjustment periods) mortgage loans. Such adjustable rate loans have maturity dates ranging from August 2001 to April 2006. Interest rates on mortgage debt range from 7.75% to 9.75% with a weighted average interest rate of 8.3% at December 31, 2000. The approximate scheduled repayments of principal on the long-term debt of the Company for the next five years are: 2001 -- $3,659,241; 2002 -- $3,825,104; 2003 -- $2,144,520;
2004 --  $1,694,980;  2005 --  $1,775,972.  Management of the Company  currently believes that the cash flow from the Company's hotel operations will be sufficient to make the required amortization payments. Balloon payments required at the maturity of the non-self-amortizing loans will be made from cash on hand at the time or from the proceeds of refinancing. There can be no assurance that the Company will be able to obtain financing, or financing on terms satisfactory to it.

Demand at many of the hotels is affected by seasonal patterns. Demand for hotel rooms in the industry generally tends to be lower during the first and fourth quarters and higher in the second and third quarters. Accordingly, the Company's revenues reflect this seasonality.

Effective January 1, 2001, 13,688.08 shares of preferred stock were redeemed by the Company. The aggregate redemption price of $13,688,080 was paid in the form of promissory notes maturing on December 31, 2011. The notes bear interest at the rate of 7.5% per annum. Interest only is payable on a quarterly basis. If the redemption had occurred on January 1, 2000, income from continuing operations, on a pro forma basis, would have been $342,527, or $0.01 per basic and diluted common shares. Long-term debt, net of current portion, at December 31, 2000, would have been $78,634,480 and total stockholders' equity would have been $32,897,304.

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

Item 8.           Financial Statements and Supplementary Data.

The Financial Statements required by this item appear under the caption "Index to Financial Statements" and are included elsewhere herein.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

The material contained in "Election of Directors" and in "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on June 7, 2001 is hereby incorporated by reference.

Item 11.         Executive Compensation.

The material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on June 7, 2001 is hereby incorporated by reference.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

The material contained in "Voting Securities and Principal Holders Thereof" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on June 7, 2001 is hereby incorporated by reference.

Item 13.         Certain Relationships and Related Transactions.

The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on June 7, 2001 is hereby incorporated by reference.

                                     PART IV

Item 14.         Exhibits, Lists and Reports on Form 8-K.


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

       3.2 By-Laws incorporated by reference to Exhibit 3.2 to Form 10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

       3.3 Certificate of Amendment to Certificate of Designation, incorporated by reference to Exhibit 3.3 to Form 10-KSB filed with the Securities and Exchange Commission on March 22, 1999.

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

       10.33        Stock   Appreciation   Right   Certificate  incorporated  by
                    reference to Exhibit 10.33 to Form 10-KSB for the year ended December 31, 1998.

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

       10.36 Stock Appreciation Right Agreement with Paul Tipps dated as of December 18, 1998 incorporated by reference to Exhibit
                    10.36 to Form 10-KSB for the year ended December 31, 1998.

       10.37 Conversion Agreement dated as of January 1, 2001 among Janus Hotels and Resorts, Inc., Harry G. Yeaggy, Louis S. Beck, Elbe Financial Group, LLC. and Beck Hospitality, Inc. III, with forms of promissory notes as exhibits incorporated by reference to Exhibit 10.37 to Form 8-K for the event dated January 31, 2001.

       10.38 Purchase Agreement dated as of March 1, 2001 between Elbe Properties and JAGI Doswell, LLC incorporated by reference to Exhibit 10.38 to Form 8-K for the event dated March 1, 2001.

       21           Subsidiaries of the Company.

       24           Powers of Attorney.


(b) Reports on Form 8-K:

          There were no reports on Form 8-K filed for the period October 1, 2000 through December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     JANUS HOTELS AND RESORTS, INC.


Dated:  March 30, 2001               /s/ Louis S. Beck
                                     ----------------------------------------
                                     Louis S. Beck
                                     Chairman and Chief Executive Officer

Dated:  March 30, 2001              /s/ Richard A. Tonges
                                    -----------------------------------------
                                    Richard A. Tonges
                                    Treasurer and Vice President of Finance
                                    (Principal Financial and Accounting Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated:  March 30, 2001
                                                     *
                                    ----------------------------------------
                                    Michael M. Nanosky
                                    President and Director

Dated:  March 30, 2001
                                                     *
                                    ----------------------------------------
                                    Harry G. Yeaggy
                                    Vice Chairman

Dated:  March 30, 2001
                                                     *
                                    ----------------------------------------
                                    Arthur Lubell
                                    Director

Dated:  March 30, 2001
                                                     *
                                    ----------------------------------------
                                    Richard P. Lerner
                                    Director

Dated:  March 30, 2001
                                                     *
                                    ----------------------------------------
                                    Vincent W. Hatala, Jr.
                                    Director

Dated:  March 30, 2001
                                                     *
                                    ----------------------------------------
                                    Lucille Hart-Brown
                                    Director

Dated:  March 30, 2001
                                                     *
                                    ----------------------------------------
                                    C. Scott Bartlett, Jr.
                                    Director

Dated:  March 30, 2001
                                                     *
                                    ----------------------------------------
                                    Stephen Grossman
                                    Director

Dated:  March 30, 2001
                                                     *
                                    ----------------------------------------
                                    Paul Tipps
                                    Director

Dated:  March 30, 2001
                                                     *
                                    ----------------------------------------
                                    Howard Nusbaum
                                    Director


* /s/ Richard A. Tonges
  --------------------------------
  Richard A. Tonges
  Attorney-in-Fact

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  PAGE
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                          F-2

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2000 AND 1999                            F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
2000,1999 AND 1998                                                                F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 2000, 1999 AND 1998                                                  F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
2000, 1999 AND 1998                                                               F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                        F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Janus Hotels and Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Janus Hotels and Resorts, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Janus Hotels and Resorts, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ GRANT THORNTON LLP

February 8, 2001, except for the second
paragraph of Note 17 as to which the
date is March 1, 2001

                         JANUS HOTELS AND RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999

                                                                                       December 31,        December 31,
                                                                                           2000                1999
                                                                                       ------------        ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                           $  8,244,481       $  8,859,888
   Restricted cash                                                                        1,330,350          1,251,297
   Accounts receivable                                                                    2,126,152          1,743,241
   Current portion of notes receivable                                                      100,384            182,226
   Other current assets                                                                     208,362            212,082
                                                                                        -----------        -----------
     Total current assets                                                                12,009,729         12,248,734
                                                                                        -----------        -----------

Property held for sale                                                                            -         12,641,199
Property and equipment, net                                                              93,311,684         84,059,513
Mortgage notes receivable                                                                 3,138,345          3,392,709
Goodwill, net                                                                             7,334,064          7,542,376
Deferred tax asset                                                                        2,566,000          2,566,000
Other assets                                                                              5,802,863          5,241,958
                                                                                        -----------        -----------
                                                                                       $124,162,685       $127,692,489
                                                                                        ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                   $  3,659,241       $  3,776,846
   Accounts payable                                                                       2,342,183          2,215,039
   Accrued expenses                                                                       1,921,449          1,959,960
                                                                                        -----------        -----------
     Total current liabilities                                                            7,922,873          7,951,845
                                                                                        -----------        -----------

Long-term debt, net of current portion                                                   64,946,400         67,933,460
Deferred tax liabilities                                                                  2,250,000          2,345,275
Minority interest                                                                         2,540,028          2,465,994

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    16,788.08 shares issued and outstanding at December 31,
    2000 and 1999, respectively                                                                 168                168
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,883,220 shares issued at December 31, 2000 and 1999, respectively                   118,833            118,833
   Additional paid-in capital                                                            52,582,257         52,582,257
   Accumulated deficit                                                                   (4,477,159)        (4,288,844)
   Treasury stock, at cost, 3,412,347 and 3,212,128 common shares at
     December 31, 2000 and 1999, respectively                                            (1,720,715)        (1,416,499)
                                                                                        -----------        -----------
     Total stockholders' equity                                                          46,503,384         46,995,915
                                                                                        -----------        -----------
                                                                                       $124,162,685       $127,692,489
                                                                                        ===========        ===========

                See notes to consolidated financial statements.

                       JANUS HOTELS AND RESORTS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 and 1998

                                                                                     2000             1999            1998
                                                                                 -----------      -----------     ----------
Revenues:
   Room and related services                                                     $34,947,912      $37,712,563     $20,489,850
   Food and beverage                                                              10,544,317       10,578,433       6,298,770
   Management fees                                                                 3,246,814        2,039,565       1,754,610
   Other                                                                           1,029,600          842,861         513,595
                                                                                  ----------       ----------      ----------
     Total revenues                                                               49,768,643       51,173,422      29,056,825
                                                                                  ----------       ----------      ----------

Operating expenses:
   Direct:
     Room and related services                                                     9,027,084        9,341,472       4,918,908
     Food and beverage                                                             8,235,163        8,113,617       5,122,426
     Selling and general                                                           2,119,158        2,047,006       1,495,796
                                                                                  ----------       ----------      ----------
       Total direct expenses                                                      19,381,405       19,502,095      11,537,130
                                                                                  ----------       ----------      ----------
   Occupancy expenses                                                              6,673,326        6,768,557       3,451,122
   Selling, general and administrative expenses                                   12,017,409       12,363,032       6,484,960
   Severance arrangement of former president                                         500,000                -               -
   Depreciation                                                                    3,900,642        3,688,997       2,392,300
   Amortization                                                                      358,797          356,877         222,922
                                                                                  ----------       ----------      ----------
       Total operating expenses                                                   42,831,579       42,679,558      24,088,434
                                                                                  ----------       ----------      ----------

Operating income                                                                   6,937,064        8,493,864       4,968,391

Other income (expense):
   Interest expense                                                               (6,053,127)      (6,597,088)     (3,565,053)
   Interest income                                                                   846,792          808,650       1,137,506
   Other                                                                             (45,107)         115,565         -
                                                                                  ----------       ----------      ----------
Income from continuing operations before income taxes and minority interest        1,685,622        2,820,991       2,540,844

Provision for income taxes                                                           615,000        1,153,801         704,798
                                                                                  ----------       ----------      ----------
Income from continuing operations before minority interest                         1,070,622        1,667,190       1,836,046

Minority interest                                                                     74,034           34,606          84,991
                                                                                  ----------       ----------      ----------
Income from continuing operations                                                    996,588        1,632,584       1,751,055
Gain (loss) on disposal of discontinued operations, net of taxes                      77,658         (459,800)        136,186
                                                                                  ----------       ----------      ----------
Net income                                                                         1,074,246        1,172,784       1,887,241
Less preferred dividend requirement                                                1,262,561        1,217,443         783,891
                                                                                  ----------       ----------      ----------
Net income (loss) applicable to common stock                                     $  (188,315)     $   (44,659)    $ 1,103,350
                                                                                  ==========       ==========      ==========

Basic income per common share:
   Income from continuing operations                                             $     (0.03)     $      0.04     $      0.11
   Gain (loss) on disposal of discontinued operations                                   0.01            (0.05)           0.02
                                                                                  ----------       ----------      ----------
   Net income (loss)                                                             $     (0.02)     $     (0.01)    $      0.13
                                                                                  ==========       ==========      ==========

Diluted income per common share:
   Income from continuing operations                                             $     (0.03)     $      0.04     $      0.11
   Gain (loss) on disposal of discontinued operations                                   0.01            (0.05)           0.02
                                                                                  ----------       ----------      ----------
   Net income (loss)                                                             $     (0.02)     $     (0.01)    $      0.13
                                                                                  ==========       ==========      ==========

Weighted average common shares:
   Basic                                                                           8,659,846        8,673,996       8,693,545
                                                                                  ==========       ==========      ==========
   Diluted                                                                         8,659,846        8,673,996       8,693,545
                                                                                  ==========       ==========      ==========

              See notes to consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                Preferred Stock            Common Stock
                                             ----------------------   -----------------------

                                             Number of                 Number of                   Additional     Accumulated
                                              Shares         Amount     Shares        Amount    Paid-in Capital      Deficit
                                             ---------       ------   ----------     --------   ---------------   -----------
Balance January 1, 1998                      10,451.88       $ 105    11,880,867     $118,809     $43,163,321     $(5,347,535)
Net income                                                                                                          1,887,241
Decrease in net operating loss valuation
allowance                                                                                           2,566,000
Conversion of warrants and payout of puts                                  2,353           24           8,799
Preferred stock dividends                                                                                            (783,891)
                                             ---------       -----    ----------      -------      ----------      ----------
Balance December 31, 1998                    10,451.88         105    11,883,220      118,833      45,738,120      (4,244,185)
Net income                                                                                                          1,172,784
Decrease in net operating loss valuation
allowance                                                                                             508,000
Shares issued for acquisition                 6,336.20          63                                  6,336,137
Common stock returned from Pre-Tek
purchase for non-performance of earn
out
Preferred stock dividends                                                                                          (1,217,443)
                                             ---------        ----    ----------      -------      ----------      ----------
Balance December 31, 1999                    16,788.08         168    11,883,220      118,833      52,582,257      (4,288,844)
Net income                                                                                                          1,074,246
Purchases of treasury stock
Preferred stock dividends                                                                                          (1,262,561)
                                             ---------        ----    ----------      -------      ----------      ----------
                                             16,788.08       $ 168    11,883,220     $118,833     $52,582,257     $(4,477,159)
                                             =========        ====    ==========      =======      ==========      ==========







                                                     Treasury Stock
                                             --------------------------

                                             Number of
                                               Shares        Amount           Total
                                             ---------     ------------    -----------
Balance January 1, 1998                      3,189,132     $(1,316,299)    $36,618,401
Net income                                                                   1,887,241
Decrease in net operating loss valuation
allowance                                                                    2,566,000
Conversion of warrants and payout of puts        2,996        (100,000)        (91,177)
Preferred stock dividends                                                     (783,891)
                                             ---------      ----------      ----------
Balance December 31, 1998                    3,192,128      (1,416,299)     40,196,574
Net income                                                                   1,172,784
Decrease in net operating loss valuation
allowance                                                                      508,000
Shares issued for acquisition                                                6,336,200
Common stock returned from Pre-Tek
purchase for non-performance of earn
out                                             20,000            (200)           (200)
Preferred stock dividends                                                   (1,217,443)
                                             ---------      ----------      ----------
Balance December 31, 1999                    3,212,128      (1,416,499)     46,995,915
Net income                                                                   1,074,246
Purchases of treasury stock                    200,219        (304,216)       (304,216)
Preferred stock dividends                                                   (1,262,561)
                                             ---------      ----------      ----------
                                             3,412,347     $(1,720,715)    $46,503,384
                                             =========      ==========      ==========

See notes to consolidated financial statements.

                   JANUS HOTELS AND RESORTS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                              2000            1999             1998
                                                                           ----------     -----------      -----------
Operating activities:
Net income                                                                 $1,074,246     $ 1,172,784      $ 1,887,241
Adjustments to reconcile net income  to net cash provided by (used
in) operating activities:
   Depreciation and amortization                                            3,900,642       3,688,997        2,392,300
   Amortization of intangible assets                                          358,797         356,877          222,922
   Deferred taxes                                                             (95,275)        967,401          695,874
   Minority Interest                                                           74,034          34,606           84,992
   (Gain) loss on sale of hotel property                                       45,107        (110,787)               -
   Discontinued operations                                                          -         499,800          (73,948)
Changes in operating assets and liabilities, excluding acquisitions:
   Accounts receivable                                                       (382,911)       (320,914)      (1,013,853)
   Other current assets                                                         3,720          27,124          342,043
   Other assets                                                              (711,390)        638,526       (4,348,888)
   Accounts payable and accrued expenses                                      (73,322)     (1,458,009)       1,716,232
                                                                            ---------      ----------       ----------
      Net  cash provided by operating activities                            4,193,648       5,496,405        1,904,915
                                                                            ---------      ----------       ----------

Investing activities:
Acquisition of hospitality business, net of noncash consideration and
cash acquired                                                                       -         462,008                -
Increase in notes receivable                                                        -        (250,000)          (4,276)
Purchases of property and equipment                                        (2,633,994)     (4,953,847)     (42,595,244)
Proceeds from sale of property                                              2,700,000       4,250,000           14,161
Collections of notes receivable                                               261,206         233,599          127,884
                                                                            ---------      ----------       ----------
      Net cash (used in) provided by investing activities                     327,212        (258,240)     (42,457,475)
                                                                            ---------      ----------       ----------

Financing activities:
Dividends paid                                                             (1,262,561)     (1,217,443)        (981,474)
Increase in restricted cash                                                   (79,053)       (448,551)        (470,382)
Repurchase of common stock                                                   (304,216)              -         (100,000)
Conversion of warrants to common stock                                              -               -            8,823
Proceeds from long-term borrowings                                                  -               -       44,000,000
Repayments of long-term borrowings                                         (3,490,437)     (7,096,024)        (712,147)
                                                                            ---------      ----------       ----------
      Net cash (used in) provided by financing activities                  (5,136,267)     (8,762,018)      41,744,820
                                                                            ---------      ----------       ----------

Increase (decrease) in cash and cash equivalents                             (615,407)     (3,523,853)       1,192,260

Cash and cash equivalents, beginning of period                              8,859,888      12,383,741       11,191,481

                                                                            ---------      ----------       ----------
Cash and cash equivalents, end of period                                   $8,244,481     $ 8,859,888     $ 12,383,741
                                                                            =========      ==========      ===========

Supplemental disclosure of cash flow data:
Interest paid                                                              $6,053,127     $ 6,597,088     $  3,565,053
                                                                            =========      ==========      ===========

Income taxes paid                                                          $  493,909     $   757,880     $    130,750
                                                                            =========      ==========      ===========

Noncash investing and financing transactions:
Acquisitions of equipment through capital leases                           $  385,772     $         -     $          -
                                                                            =========      ==========      ===========

Noncash transactions:
Acquisition of hospitality business
   Assets acquired                                                         $        -     $27,192,451     $          -
   Liabilities assumed                                                              -      20,856,251                -
                                                                            ---------      ----------      -----------
   Value of stock issued                                                   $        -     $ 6,336,200     $          -
                                                                            =========      ==========      ===========

          See notes to consolidated financial statements.

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization:

As of December 31, 2000, the continuing operations of Janus Hotels and Resorts, Inc. and its Subsidiaries ("Janus" or the "Company") were comprised primarily of the operations of fifteen hotels (of which thirteen are wholly-owned, one is 85%-owned and one 75% owned) and a hotel management company which manages hotels for unrelated parties. The Company's owned and managed hotels are located primarily in the Midwestern and Southeastern United States.

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

Impairment of long-lived assets: The Company applies the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment and goodwill, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. As of December 31, 2000, there was no such impairment.

Deferred loan costs: Costs incurred to obtain long-term financing are deferred and amortized using the straight-line method (which approximates the interest method) over the terms of the loans.

Revenue recognition: The Company recognizes all revenues on an accrual basis as earned.

Advertising costs: The costs of advertising and promotion are expensed as incurred. Advertising costs charged to operations, all of which were attributable to the Company's hotel operations, amounted to $951,758 in 2000, $814,322 in 1999 and $415,400 in 1998.

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

As explained in Note 1, the assets and liabilities of USL and USL-SA were initially transferred to the Reorganization Trust in February 1990. The Reorganization Trust is considered a grantor trust for income tax purposes. Accordingly, any taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Reorganization Trust is recorded in the Federal and state income tax returns of the Company; however, such assets and liabilities are not presented in these consolidated financial statements.

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


                                                       December 31,        December 31,        December 31,
                                                           2000                1999                1998
                                                      --------------     --------------      -------------
Average shares outstanding-basic                         8,659,846           8,673,996           8,693,545
Effect of dilutive securities- dilutive shares
    contingently issuable upon the exercise of
    stock options and warrants                               -                   -                   -
                                                         ---------           ---------           ---------
Average shares outstanding- Assuming dilution            8,659,846           8,673,996           8,693,545
                                                         =========           =========           =========


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

On August 14, 1998, the Company acquired four hotels from unrelated commonly controlled sellers (the "Cornerstone Hotel Group"). The total purchase price was $44,110,500 in cash, financed by four mortgage loans in substantially the amount of the total purchase price, secured by the acquired properties. The loans are cross-defaulted and cross-collateralized among the four hotels but otherwise of limited recourse to the Company. The financing was for an initial term of ten years, based upon a 25-year amortization schedule, at a fixed interest rate of 8.09% per annum. During the third quarter of 1999, the Company finalized the allocation of the purchase price based on appraised values between land, buildings, equipment, and furniture and fixtures. As a result, depreciation expense was reduced by approximately $549,000 in 1999.

The following unaudited information shows the pro forma results of continuing operations of the Company for the twelve months ended December 31, 1998 as though each of the Beck II and the Cornerstone Hotel Group had been acquired as of January 1, 1998. In each case, the results of the discontinued oil and gas services operations are excluded.

               (in  thousands,  except per
               share amounts)                            1998
               ----------------------------         -------------
               Revenues                              $51,514,669
               Net income from continuing
               operations                                952,444
               Earnings per share:
                  Basic                                 $0.11
                  Diluted                               $0.11


The unaudited pro forma results of operations shown above do not purport to represent what the combined results of operations actually would have been if the acquisition of the Beck II and the Cornerstone Hotel Group had occurred as of January 1, l998 instead of the actual dates of consummation or what the results of operations will be for any future periods.

Note 4 - Mortgage notes receivable:

The mortgage note at December 31, 2000 is secured by a campground in Kissimmee, Florida. The campground is owned by an entity controlled by Messrs. Beck and Yeaggy. Messrs. Beck and Yeaggy have personally guaranteed the mortgage note. The note secured by the Westerville property was paid off early. The early pay off reflected a $75,000 discount which was included in other income. The balances at December 31, 2000 and 1999 consisted of the following:

                                                                                 2000            1999
                                                                                 ----            ----
   Note secured by campground, with interest at 8%                            $3,238,729      $3,331,419

   Note secured by Westerville hotel property, with interest at 10.0%             -              243,516
                                                                               ---------       ---------
                                             Total long-term receivable        3,238,729       3,574,935
   Less current portion                                                          100,384         182,226
                                                                               ---------       ---------
                              Long-term portion, net of current portion       $3,138,345      $3,392,709
                                                                               =========       =========

The mortgage note is payable in monthly installments of principal and interest through April 2003 with final installments of remaining principal and interest due in May 2003.

Note 5 - Property Held for Sale:

The property held for sale at December 31, 1999, has been reclassified to property used in operations as of December 31, 2000. The decision to take the property off the market was influenced by a downturn in the economy. Management feels that the maximum value cannot be obtained in the present economic environment. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of ("SFAS 121"), an adjustment was made to record depreciation of $569,344 not taken during the period the property was held for sale. Further, as provided by SFAS 121, an evaluation of the carrying value of the property was performed. Because the hotel is presently performing at optimum standards in the current state of the economy, the estimated fair market value of the property is in excess of its carrying value. No reserve is considered necessary at December 31, 2000.

Note 6 -- Property and equipment:

Property and equipment at December 31, 2000 and December 31, 1999 consisted of the following:

                                                           December 31,        December 31,
                                                               2000                1999
                                                          -------------       -------------
Land                                                       $ 15,538,359         $12,952,015
Hotels                                                       72,758,745          65,100,455
Hotel furniture and fixtures                                 14,317,153          11,707,571
Equipment and vehicles                                        1,003,791             383,629
                                                            -----------          ----------
                                                            103,618,048          90,143,670
Less accumulated depreciation and amortization               10,306,364           6,084,157
                                                            -----------          ----------
Totals                                                     $ 93,311,684         $84,059,513
                                                            ===========          ==========

Effective July 1, 1999, Janus completed significant renovations of its portfolio of properties in accordance with its operating plan. These renovations upgraded the facilities and improved the ability to sell rooms at competitive rates within respective markets. The Company provided the liquidity to perform these renovations and management continues to anticipate that further acquisitions will be subjected to the same operating plan. The result of these improvements is that the useful life of the previously acquired properties was increased to reflect the upgrades. Building and mechanical improvement lives were changed to reflect this renovation and are now depreciated from 15 to 40 years. The equipment has a life range of 5 to 10 years. Management believes the revised estimated useful lives provide a better matching of costs and revenues. The effect of this change on income from continuing operations for the year ended December 31, 1999 was to increase it by approximately $605,000 or $0.07 per diluted share.

Note 7 -- Long-term debt:
Long-term debt at December 31 consisted of the following:

                                                                 2000                 1999
                                                                 ----                 ----
Fixed rate mortgage notes payable in monthly
  installments, including interest at rates ranging
  from 7.75% to 9.75%; the mortgage notes
  mature from August 2001 through March 2016                 $63,822,094          $66,792,508
Variable rate mortgage notes payable in monthly
  installments,  including  interest at rates varying
  with the prime commercial lending rate and
  rates on U.S.  Treasury  securities  (the effective
  rates at December 31, 2000 ranged from 8.52%
  to 10.0%); the mortgage notes mature from
  August 2001 through April 2006                               4,203,332            4,394,854
Equipment notes with various maturities through
  December 2003 and interest at rates ranging from
  8.98% to 15%                                                   580,215              522,944
                                                              ----------           ----------
                                Total long-term debt          68,605,641           71,710,306
Less current portion                                           3,659,241            3,776,846
                                                              ----------           ----------
              Long-term debt, net of current portion         $64,946,400          $67,933,460
                                                              ==========           ==========

Long-term debt is secured by the Company's notes, property and equipment. Principal payments in years subsequent to December 31, 2000 are as follows:


         Year Ending December 31              Amount
         -------------------------       ------------------
                   2001
                                            $3,659,241
                   2002                      3,825,104
                   2003                      2,144,520
                   2004                      1,694,980
                   2005                      1,775,972


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

Note 9 - Income taxes:

For financial statement purposes, there was a provision for Federal income taxes at December 31, 2000, 1999 and 1998. Benefits to be realized from the utilization of the net operating loss carryforwards generated prior to the Company's reorganization in February 1990 will be reported as an increase in additional paid-in capital and not as a credit to results of operations. In 1999 and 1998, the Company increased paid-in-capital by $508,000 and $2,566,000, respectively, as a result of such benefits.

Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a change of more than 50% in the ownership of the corporation during a three-year period. As of December 31, 2000, management believes that such a change in ownership has not occurred.

During the period ended December 31, 1998, the Company received $261,215 in refunds from the Internal Revenue Service (the "Service") attributable to amended returns filed for previous years, plus interest of $154,280. The Company recorded such refunds as income upon receipt as such amended returns were subject to review by the Service and accepted in the current year.

The provision for income taxes consists of the following:

                                                                    2000                1999               1998
                                                                    ----                ----               ----
     Federal income tax provision:
        Current                                                      $ 16,000           $ 259,171         $(219,449)
        Deferred for net operating loss carryforward                  404,000             628,000           463,100
                                                                      -------             -------          --------
          Total federal income tax provision                          420,000             887,171           243,651
                                                                      -------             -------          --------

     State and local income tax provision:
        Current                                                       290,275             356,496            228,373
        Deferred                                                      (95,275)            (89,866)           232,774
                                                                      -------             -------          --------
          Total state and local provision                             195,000             266,630            461,147
                                                                      -------             -------          --------

     Provision for income taxes                                      $615,000          $1,153,801          $ 704,798
                                                                      =======           =========           ========


A reconciliation of the statutory Federal income tax rate of 34% to the effective tax rate for the provision for income taxes attributable to income from continuing operations follows:

                                                                      2000         1999         1998
                                                                    ---------    ---------    ---------
     Statutory rate                                                    34.0%        34.0%        34.0%
     Write-off of goodwill related to Pretek                                                     (2.5)
     Refund of Federal income tax (a)                                                            (8.6)
     Nondeductible amortization of goodwill                             1.0          0.4          1.6
     State and local tax                                                8.0          6.2          5.9
     Gain (loss) on hotel properties sold                              (2.1)         1.4
     Reorganization Trust loss                                         (3.6)        (1.8)        (1.4)
     Other                                                             (0.8)         0.7         (1.3)
                                                                       ----         ----         ----
               Total                                                   36.5%        40.9%        27.7%
                                                                       ====         ====         ====


(a) Refund of taxes for prior years after IRS review.

Deferred taxes at year-end were comprised of the following:


                                                                    2000                1999
                                                                 -----------         -----------
Deferred tax liabilities:
   Depreciation and other                                        $ 2,250,000         $ 2,345,275
                                                                  ----------          ----------
Deferred tax assets:
   Net operating loss carryforwards                               81,600,000          81,898,000
   Valuation allowance                                            79,034,000          79,332,000
                                                                  ----------          ----------
     Net deferred tax assets                                       2,566,000           2,566,000
                                                                  ----------          ----------
                          Net deferred tax (liability) asset     $   316,000         $   220,725
                                                                  ==========          ==========

Net  operating  loss   carryforwards   consist  of  federal   carryforwards   of
$240,000,000 principally expiring in years 2001 through 2011.

Note 10 -- Discontinued operations:

In April 1998, the Company entered into an agreement for the sale of its oil and gas services operations. An amendment to this agreement was completed in September 1999. As part of the amended agreement, the buyers had the right to make a payment of $356,372 on or before December 31, 1999 in settlement of a $500,000 note. If the payment was not made, the note would be paid out over a period of sixty months at an 8% rate of interest. As a result, a loss from disposal of discontinued operations of $500,000 has been accrued. During 2000, the Company received $121,658 as a recovery on the note.

At  December  31,  1998,  the  Company   recognized   liquidating   income  from
discontinued operations of $136,186.

Note 11 -- Fair value of financial instruments:

The Company assumes that the fair values of current assets and current liabilities are equal to their reported carrying amounts due to their relatively short period of maturity. The fair values of noncurrent financial assets and liabilities are as follows:

                                            2000                                  1999
                              ------------------------------         -------------------------------
                                Carrying                               Carrying
                                 Amount           Fair Value            Amount           Fair Value
                               ----------         ----------          ----------         ----------
Mortgage notes receivable     $ 3,238,729        $ 3,129,524         $ 3,574,935         $ 3,438,205

Long-term debt                 68,605,641         66,174,083          71,710,306          68,933,192



Mortgage notes receivable and fixed rate long-term debt are valued based on the expected future cash flows discounted at risk adjusted rates. Variable rate mortgage notes are valued at their carrying amounts since they bear current interest rates. Equipment notes are valued at carrying amounts since determination of the fair value of capital lease is not practicable.

Note 12 -- Minority interest:

The Company owns an interest of approximately 90% in JIS and interests of 85% and 75% in a hotel partnership and corporation, respectively. The balance of the minority interest in these consolidated subsidiaries at December 31, 2000 and December 31, 1999 and the changes in the minority interest are set forth below:


                                           JIS         HOTEL PARTNERSHIPS       TOTAL
                                        ---------      ------------------    -----------
Balance at December 31, 1998              $91,113            $1,682,848      $1,773,961

Acquisition                                                     657,427         657,427

Net Income                                                       34,606          34,606

                                           ------             ---------       ---------
Balance at December 31, 1999               91,113             2,374,881       2,465,994

Net Income                                                       74,034          74,034

                                           ------             ---------       ---------
Balance at December 31, 2000              $91,113            $2,448,915      $2,540,028
                                           ======             =========       =========

Note 13 - Stockholders' equity:

Capital stock: Information regarding the capital stock of Janus follows:
   Preferred stock, par value $.01 per share; 5,000,000 shares authorized and none outstanding at December 31, 2000 and 1999; and

   Preferred stock, par value $.01 per share; 20,000 shares authorized at December 31, 2000 and 1999, respectively; 16,788.08 shares of Series B preferred stock were issued and outstanding at December 31, 2000 and 1999, respectively.

   Common stock, par value $.01 per share; 15,000,000 shares authorized; and 11,883,220 shares issued at December 31, 2000 and 1999; and 3,412,347 and 3,212,128 shares held as treasury shares at December 31, 2000 and 1999, respectively. At December 31, 2000 and 1999, the Reorganization Trust held shares of Janus common stock for possible future distribution under the Plan which the Reorganization Trust was originally required to vote in proportion to the votes cast by the Company's other stockholders.

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

Warrants:

   In July 1996, the Company issued warrants to purchase 500,000 shares of Janus common stock, which were deemed to have a nominal fair value, as part of the consideration for the acquisition of Pre-Tek. All of the warrants will expire on July 15, 2001. At December 31, 2000 and 1999, warrants to purchase 110,627 shares were exercisable at $3.00 per share; warrants to purchase 55,312 shares were exercisable at $4.00 per share; and warrants to purchase 55,308 shares were exercisable at $5.00 per share. However, the warrants may only be sold pursuant to an effective registration statement under the Securities Act of 1933 or an appropriate exemption from such registration.

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

The Company granted options for the purchase of 4,000 shares of common stock at an exercise price of $2.75 per share during 1996. During 2000, these options were forfeited.

During 1997, the Company granted SARs with respect to 100,000 shares of Janus common stock to an executive officer at an exercise price of $3.25 per share which vest at the rate of 20,000 shares per year commencing on April 23, 1997. During 2000, these SARs were forfeited at the time the executive resigned his position. It also granted SARs in 1997 with respect to a total of 35,000 shares of Janus common stock to directors at an exercise price of $3.25 per share which will be exercisable at any time during the period from October 25, 1997 through April 23, 2003; however, the appreciated value paid with respect to the SARs issued to the directors will be limited to $7.00 per share. Appreciation upon any exercise of the SARs issued in 1997 must be paid in cash. Management estimates that the exercise price for the SARs granted in 1997 approximated the fair value on the respective dates of grant and throughout the remainder of the year. Accordingly, the Company made no charges to compensation expense related to the SARs during 1997. The SARs issued in 1997 were not issued in conjunction with the Plan. In 1998, the Company granted SARs with respect to 25,000 shares of common stock to a director at an exercise price of $2.48 per share which will be exercisable at any time through December 17, 2003. These SARs were not issued in conjunction with the Plan.

Note  15 -- Disposal of Hotel Properties:

The Company continually monitors general economic conditions and the local economies where its hotels are located. When purchase offers for hotel properties present sufficient economic benefits over ownership or other market changes reduce economic returns, the properties are sold.

On June 15, 2000, the Company disposed of a hotel property located in Cincinnati, Ohio. The hotel was sold for cash of $2,700,000 and resulted in a gain of $29,893.

On December 29, 1999, the Company disposed of a hotel property located in Michigan City, Indiana. The hotel was sold for $2,000,000 cash resulting in a gain of approximately $279,000.

On September 29, 1999, the Company disposed of a hotel property located in Westerville. Ohio. The hotel was sold for $2,500,000 resulting in a loss of approximately $168,000. The consideration was $2,250,000 cash and a $250,000 note receivable that is collectible through monthly payments over three years. The note had an interest rate of 10%. During the third quarter of 2000, an early payoff of the note receivable was received. The early payoff reflected a $75,000 discount which was included in other income.

Note 16 -- Related party transactions:

The Company engages in various transactions with other entities in which Mr. Beck and Mr. Yeaggy have an interest. In addition to interest derived from the mortgages (see Note 4), results of operations in 2000, 1999 and 1998 include revenues and expenses derived from related party transactions as follows:

                                                      2000           1999            1998
                                                    --------       --------         -------
Personnel leasing fees (a)                           $213,979       $216,600       $ 57,279

Management systems fees (b)                            38,137         68,202         50,022

Rent for office facilities and equipment               54,520         54,268         44,582

Management fee income (c)                               -0-          136,761        434,316

Reimbursement for management expenses (d)               -0-            -0-          993,124


(a) The Company pays administrative fees to Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly owned by Messrs. Beck and Yeaggy, which provides the Company with personnel for the hotels it owns and manages. In addition, the Company reimburses HELP for the actual payments it makes to or on behalf of such employees.

(b) The Company pays management systems fees for the use of a hotel property management system and related computer hardware and software under an agreement with Computel Computer Systems, Inc., a corporation wholly-owned by Messrs. Beck and Yeaggy.

(c) The Company managed two hotels and six hotels for entities controlled by Messrs. Beck and Yeaggy in 1999 and 1998, respectively. The two hotels managed in 1999 were sold prior to December 31, 1999.

(d) In 1999 the Company, by merger, acquired Beck II and assumed direct responsibility for the operating costs of the management. In 1998, the Company paid 50% of the operating costs associated with shared expenses and personnel.

Note 17 - Subsequent events

Effective January 1, 2001, 13,688.08 shares of preferred stock were redeemed by the Company. The aggregate redemption price of $13,688,080 was paid in the form of promissory notes maturing on December 31, 2011. The notes bear interest at the rate of 7.5% per annum. Interest only is payable on a quarterly basis. The following shows the unaudited pro forma condensed balance sheet as of December 31, 2000 and the unaudited pro forma results of continuing operations of the Company for the year 2000 as though the redemption had occurred on January 1, 2000:

                                                              December 31, 2000
                                               -------------------------------------------------
                                                                   Pro forma
                                                  Actual          Adjustments        Pro forma
                                               ------------       -----------       ------------
Current assets                                 $ 12,009,729       $         -       $ 12,009,729
Property and equipment, net                      93,311,684                           93,311,684
Goodwill, net                                     7,334,064                            7,334,064
Other assets                                     11,507,208                           11,507,208
                                                -----------        ----------        -----------
Total assets                                   $124,162,685       $         -       $124,162,685
                                                ===========        ==========        ===========

Crrent liabilities                              $ 7,922,873       $   (82,000)      $  7,840,873
Long-term debt, net                              64,946,400        13,688,080         78,634,480
Deferred taxes                                    2,250,000                            2,250,000
Minority interest                                 2,540,028                            2,540,028
Stockholders' equity                             46,503,384       (13,606,080)        32,897,304
                                                -----------        ----------        -----------
Total liabilities and stockholders' equity     $124,162,685       $         -       $124,162,685
                                                ===========        ==========        ===========


                                                     For The Year Ended December 31, 2000
                                               -------------------------------------------------
Total revenues                                 $ 49,768,643       $         -       $ 49,768,643
Direct expenses                                  19,381,405                           19,381,405
Occupancy expense                                 6,673,326                            6,673,326
Selling, general and administrative              12,517,409                           12,517,409
Depreciation and amortization                     4,259,439                            4,259,439
                                                -----------        ----------        -----------
     Operating income                             6,937,064                 -          6,937,064
Interest expense                                 (6,053,127)       (1,030,061)        (7,083,188)
Other income, net                                   801,685                              801,685
Income before income taxes
                                                -----------        ----------        -----------
     and minority interest                        1,685,622        (1,030,061)           655,561
Provision for income taxes                          615,000          (376,000)           239,000
                                                -----------        ----------        -----------
Income before minority interest                   1,070,622          (654,061)           416,561
Minority interest                                    74,034                               74,034
                                                -----------        ----------        -----------
Income from continuing operations              $    996,588       $  (654,061)      $    342,527
                                                ===========        ==========        ===========

Basic and diluted income (loss)
     from continuing operations per share      $      (0.03)                        $       0.01
                                                ===========                          ===========



Effective March 1, 2001, the Company acquired the 15% of the Kings Dominion partnership that it did not own from an affiliate of Messrs. Beck and Yeaggy. The purchase price of $600,000 was financed through the issuance of a demand note with an interest rate of 7.5% per annum.