Form 10-Q
period 2001-03-31
JANUS HOTELS & RESORTS INC
filed 2001-05-15
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       or

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



       Registrant's telephone number, including area code: (561) 997-2325



      (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Number of shares of common stock outstanding as of May 3, 2001: 7,923,386

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001


Part I.      Financial Information                                                           Page No.
                                                                                             --------
Item 1.      Financial Statements
               Unaudited Consolidated Balance Sheets As Of March 31, 2001 and
                 December 31, 2000                                                               3
               Unaudited Consolidated Statements Of Operations For The Three
                 Months Ended March 31, 2001 and 2000                                            4
               Unaudited Consolidated Statements Of Cash Flows For The Three
                 Months Ended March 31, 2001 and 2000                                            5
               Notes To Unaudited Consolidated Financial Statements                              6
Item 2.      Management's Discussion and Analysis Of Financial Condition and
               Results of Operations                                                             7
Part II.     Other Information
Items 1-3                                                                                        8
Items 4-6                                                                                        9
             Signature Page                                                                      10


                         JANUS HOTELS AND RESORTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND DECEMBER 31,2000

                                                                                        March 31,       December 31,
                                                                                          2001              2000
                                                                                       -----------       -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $  7,263,194      $  8,244,481
   Restricted cash                                                                         593,134         1,330,350
   Accounts receivable                                                                   2,367,393         2,126,152
   Current portion of notes receivable                                                     100,384           100,384
   Other current assets                                                                    186,131           208,362
                                                                                       -----------       -----------
     Total current assets                                                               10,510,236        12,009,729
                                                                                       -----------       -----------

Property and equipment, net                                                             91,721,429        93,311,684
Mortgage notes receivable                                                                3,115,172         3,138,345
Goodwill, net                                                                            7,283,894         7,334,064
Deferred tax asset                                                                       2,957,000         2,566,000
Replacement reserve                                                                      3,209,551         3,632,826
Other assets                                                                             2,202,885         2,170,037
                                                                                       -----------       -----------
                                                                                      $121,000,167      $124,162,685
                                                                                       ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                    $    124,179      $        -
   Current portion of long-term debt                                                     3,671,880         3,659,241
   Accounts payable                                                                      2,093,163         2,342,183
   Accrued expenses                                                                      1,676,071         1,921,449
                                                                                       -----------       -----------
     Total current liabilities                                                           7,565,293         7,922,873
                                                                                       -----------       -----------

Long-term debt, net of current portion                                                  78,692,743        64,946,400
Deferred tax liabilities                                                                 2,250,000         2,250,000
Minority interest                                                                          820,839         2,540,028

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    3,100 and 16,788.08 shares issued and outstanding, respectively                             31               168
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,883,220 shares issued                                                              118,833           118,833
   Additional paid-in capital                                                           38,894,314        52,582,257
   Accumulated deficit                                                                  (5,203,323)       (4,477,159)
   Treasury stock, 3,681,709 and 3,412,347 common shares, at cost, respectively         (2,138,563)       (1,720,715)
                                                                                       -----------       -----------
     Total stockholders' equity                                                         31,671,292        46,503,384
                                                                                       -----------       -----------
                                                                                     $ 121,000,167     $ 124,162,685
                                                                                       ===========       ===========

           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                         2001            2000
                                                                                     ------------    ------------
Revenues:
   Room and related services                                                          $ 6,769,278     $ 7,361,647
   Food and beverage                                                                    2,256,979       2,515,199
   Management fees                                                                        772,435         857,583
   Other                                                                                  232,474         195,021
                                                                                       ----------      ----------
     Total revenues                                                                    10,031,166      10,929,450
                                                                                       ----------      ----------

Operating expenses:
   Direct:
     Room and related services                                                          1,888,409       1,955,554
     Food and beverage                                                                  1,812,992       1,865,930
     Selling and general                                                                  512,345         501,271
                                                                                       ----------      ----------
       Total direct expenses                                                            4,213,746       4,322,755
                                                                                       ----------      ----------
   Occupancy expenses                                                                   1,704,657       1,596,810
   Selling, general and administrative expenses                                         2,690,821       2,584,998
   Depreciation                                                                           966,530         829,620
   Amortization                                                                            87,958          75,779
                                                                                       ----------      ----------
       Total operating expenses                                                         9,663,712       9,409,962
                                                                                       ----------      ----------

Operating income                                                                          367,454       1,519,488

Other income (expense):
   Interest expense                                                                    (1,718,848)     (1,531,564)
   Interest income                                                                        172,755         177,227
   Other                                                                                        -               -
                                                                                       ----------      ----------
Income (loss) from continuing operations before income taxes and minority interest     (1,178,639)        165,151

Provision (credit) for income taxes                                                      (496,000)         68,000
                                                                                       ----------      ----------
Income (loss) from continuing operations before minority interest                        (682,639)         97,151

Minority interest                                                                           2,815           3,576
                                                                                       ----------      ----------
Income (loss) from continuing operations                                                 (685,454)         93,575
Gain on disposal of discontinued operations, net of taxes                                  17,415          17,415
                                                                                       ----------      ----------
Net income (loss)                                                                        (668,039)        110,990
Less preferred dividend requirement                                                        58,125         314,777
                                                                                       ----------      ----------
Net income (loss) applicable to common stock                                          $  (726,164)    $  (203,787)
                                                                                       ==========      ==========

Basic income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.09)        $ (0.02)
   Gain on disposal of discontinued operations                                                  -               -
                                                                                           ------          ------
   Net income (loss)                                                                      $ (0.09)        $ (0.02)
                                                                                           ======          ======

Diluted income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.09)        $ (0.02)
   Gain on disposal of discontinued operations                                                  -               -
                                                                                           ------          ------
   Net income (loss)                                                                      $ (0.09)        $ (0.02)
                                                                                           ======          ======

Weighted average common shares:
   Basic                                                                                8,447,918       8,671,092
                                                                                        =========       =========
   Diluted                                                                              8,447,918       8,671,092
                                                                                        =========       =========

           See notes to unaudited consolidated financial statements.

                             JANUS HOTELS AND RESORTS, INC.

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                                                                  2001             2000
                                                                                               ----------       ----------
Operating activities:
Net income (loss)                                                                             $  (668,039)      $  110,990
Adjustments to reconcile net income  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                  966,530          829,620
   Amortization of intangible assets                                                               87,958           75,779
   Deferred taxes                                                                                (391,000)          66,000
   Minority Interest                                                                                2,815            3,576
Changes in operating assets and liabilities:
   Accounts receivable                                                                           (241,241)        (306,614)
   Other current assets                                                                            22,231           22,085
   Other asset                                                                                    352,639         (309,858)
   Accounts payable and accrued expenses                                                         (494,398)        (347,458)
                                                                                               ----------        ---------
      Net  cash provided by (used in) operating activities                                       (362,505)         144,120
                                                                                               ----------        ---------

Investing activities:
Purchases of property and equipment                                                              (498,279)        (961,099)
Collections of notes receivable                                                                    23,173           32,701
                                                                                               ----------        ---------
      Net cash used in investing activities                                                      (475,106)        (928,398)
                                                                                               ----------        ---------

Financing activities:
Dividends paid                                                                                    (58,125)               -
Decrease in restricted cash                                                                       737,216          297,568
Proceeds from short-term borrowings                                                             1,983,010                -
Repayments of short-term borrowings                                                            (1,858,831)               -
Repayments of long-term borrowings                                                               (529,098)        (498,291)
Repurchase of common stock                                                                       (417,848)               -
                                                                                               ----------        ---------
      Net cash used in financing activities                                                      (143,676)        (200,723)
                                                                                               ----------        ---------

Decrease in cash and cash equivalents                                                            (981,287)        (985,001)

Cash and cash equivalents, beginning of period                                                  8,244,481        8,859,888

                                                                                               ----------        ---------
Cash and cash equivalents, end of period                                                      $ 7,263,194       $7,874,887
                                                                                               ==========        =========

Supplemental disclosure of cash flow data:
   Interest paid                                                                              $ 1,718,848       $1,531,564
                                                                                               ==========        =========

   Taxes paid                                                                                 $   156,958       $  157,150
                                                                                               ==========        =========

Noncash investing and financing transactions:

  Conversion of preferred stock to long-tem debt                                              $13,688,080       $        -
                                                                                               ==========        =========

  Acquisition of minority interest through a note                                             $   600,000       $        -
                                                                                               ==========        =========

  Dividends declared not paid                                                                 $         -       $  314,777
                                                                                               ==========        =========

  Acquisitions of equipment through capital leases                                            $         -       $  385,772
                                                                                               ==========        =========

               See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of presentation:

          The consolidated financial statements included herein have been prepared by Janus Hotels and Resorts, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2000 previously filed with the Securities and Exchange Commission on Form 10-K.

          In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 2001 and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2001 and 2000. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

Note 2 - Organization:

          As of March 31, 2001, the Company owned and operated fifteen hotels (of which fourteen are wholly-owned and one is 75% owned) and a hotel management company which manages hotels for unrelated parties.

Note 3 - Acquisition of minority interest:

          Effective March 1, 2001, the Company acquired the 15% minority interest in the King's Dominion Lodge partnership from an affiliate of Messrs. Beck and Yeaggy. The acquisition was accounted for under the purchase method. The purchase price of $600,000 was $1,122,004 less than the net assets acquired. This amount reduced the carrying value of property and equipment. The purchase was financed through the issuance of a demand note with an interest rate of 7.5% per annum.

Note 4 - Common stock redemption:

          At a special meeting of stockholders on March 15, 2001, a Company proposal to redeem the common stock of stockholders holding fewer than 100 shares of the Company's common stock was approved. A total of 79,025 shares of common stock were redeemed at a cost of $118,221 in May 2001. These shares will be retired and will reduce the number of shares outstanding.

Note 5 - Subsequent event:

          On April 13, 2001, the Company entered into a triple-net lease of the Knights Inn Lafayette property to a third party for a term ending May 31, 2006. For the period May 1, 2001 through May 31, 2002, the monthly rent is $20,973. For the period June 1, 2002 through May 31, 2006, the monthly rent is $28,556. Under the terms of the lease agreement, the lessee was granted an exclusive option to purchase the Knights Inn Lafayette property after May 1, 2002 for $2,603,500. The option terminates on May 31, 2002.

Note 6 - Litigation:

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

The Company had a net loss of $668,039 for the three months ended March 31, 2001 compared to net income of $110,990 for the three months ended March 31, 2000.

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Room and related services revenue decreased 8.1% to $6,769,278 in 2001 from $7,361,647 in 2000. The decrease was attributable to a decline in business in the Cleveland area and to the property disposed of in 2000. The average daily room rate increased to $60.08 for 2001 from $58.49 (excluding the disposed property) in 2000. Occupancy decreased in 2001 to 50.4% from 54.0% (excluding the disposed property). Excluding the property disposed of in 2000, room and related services revenue decreased 5.6%.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues decreased 10.3% to $2,256,979 in 2001 from $2,515,199 in 2000. This decrease is related primarily to decreased occupancy and lower catering sales. The property disposed of in 2000 had no effect on food and beverage revenues.

Management fee income decreased 9.9% to $772,435 in 2001 from $857,583 in 2000. This decrease is due to lower revenues at the managed properties and lower incentive fees during the second year of management.

Total direct operating expenses decreased 2.5% to $4,213,746 in 2001 from $4,322,755 in 2000 and increased as a percentage of room and related services and food and beverage revenues to 46.7% from 43.8%. Excluding the property disposed of in 2000, total direct operating expenses decreased 0.6%.

Occupancy expenses increased 6.8% to $1,704,657 from $1,596,810 in 2000. Excluding the property disposed of in 2000, occupancy expenses increased 10.1% as utility costs increased.

Selling, general and administrative expenses increased 4.1% to $2,690,821 in 2001 from $2,584,998 in 2000 and increased as a percentage of total revenues to 26.8% from 23.7%. Excluding the property disposed of in 2000, selling, general and administrative expenses increased 5.5%. This increase was attributable to higher legal, professional and general insurance costs.

Depreciation increased by $136,910 in 2001 from $829,620 in 2000. The increase was primarily attributable to depreciation on a property held for sale in 2000 and capital additions completed in 2000.

Interest income decreased to $172,755 in 2001 from $177,227 in 2000.

Interest expense increased to $1,718,848 in 2001 from $1,531,564 in 2000. The increase was attributable to the debt issued for the conversion of preferred stock offset by the property disposed of in 2000 and traditional amortization.

Minority interest decreased to $2,815 in 2001 from $3,576 in 2000 reflecting the results of operations from the Days Inn Pompano hotel in 2001. Effective March 1, 2001, the Company acquired the minority interest in Kings Dominion partnership.

The Company has used an effective tax rate of 42% to calculate its tax credit for the three months ended March 31, 2001.

Liquidity and Capital Resources

Total assets decreased to $121,000,167 at March 31, 2001 from $124,162,685 at December 31, 2000.

Net cash used in operating activities was $362,505 in the three months ended March 31, 2001 compared to net cash provided by operating activities of $144,120 in the three months ended March 31, 2000. The decrease is primarily the result of the net loss for the three months ended March 31, 2001, the increase in accounts receivable and the decrease in accounts payable and accrued expenses.

Net cash used in investing activities decreased to $475,106 in the three months ended March 31, 2001 from $928,398 in the three months ended March 31, 2000 due to lower capital expenditures. The Company plans to spend an additional $1,608,000 on capital improvements during the remainder of 2001.

Net cash used in financing activities was $143,676 in the three months ended March 31, 2001 compared to $200,723 used in financing activities in the three months ended March 31, 2000. The change is the result of higher debt repayments, a decrease in restricted cash and net short-tem borrowings.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $1,421,942 during the three months ended March 31, 2001 compared to $2,424,887 for the three months ended March 31, 2000 due to the factors described above. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $2,200,000, which had $124,179 outstanding at March 31, 2001.

The Company's principal sources of liquidity are cash on hand (including escrow deposits and replacement reserves), cash from operations, earnings on invested cash and, when required, principally in connection with acquisitions, borrowings (consisting primarily of loans secured by mortgages on real property owned or to be acquired by the Company). The Company's continuing operations are funded through cash generated from its hotel operations. Acquisitions of hotels are expected to be financed through a combination of cash on hand, internally generated cash, issuance of equity securities and borrowings, some of which are likely to be secured by assets of the Company.

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

                           PART II--OTHER INFORMATION

Items 1 to 3

         None

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held a special meeting of stockholders on March 15, 2001. The only matter voted on at the meeting was a proposed amendment to the Company's
Restated Certificate of Incorporation, as amended, to effect a reverse stock split followed by a forward stock split of the Company's common stock. The purpose of this amendment was to cash out in excess of 4,000 stockholders owning less than 100 shares and representing approximately 79,000 shares in the aggregate. There were 8,641,566 shares of the Company's common stock issued and outstanding and entitled to vote at the special meeting and, of said shares, 5,880,017 were present in person or by proxy. 5,869,348 shares were voted in favor of the proposed amendment; 7,466 shares were voted against the amendment; and 3,203 votes were withheld.

Item 5.

         None

Item 6 -- Exhibits and Reports on Form 8-K.

     A.   Exhibits

         None

     B.   Reports on Form 8-K

          The reports on Form 8-K for the three months ended March 31, 2001 were as follows:

              Item Reported                       Date of Report
              --------------------------          ------------------------
              Preferred stock conversion          January 31, 2000

              Acquisition of minority
              interest in Kings Dominion
              Lodge                               March 1, 2001

              Stockholder approval of
              back-to-back stock splits           March 15, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     JANUS HOTELS AND RESORTS, INC.

Dated:  May 15, 2001                 /s/ Richard A. Tonges
        ------------
                                     Richard A. Tonges
                                     ---------------------------------------
                                     Treasurer and Vice President of Finance
                                     (Principal Financial and Accounting
                                     Officer)