Form 10-Q
period 2001-06-30
JANUS HOTELS & RESORTS INC
filed 2001-08-14
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Number of shares of common stock outstanding as of August 3, 2001: 7,923,386

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001



  Part I.  Financial Information                                                 Page No.
                                                                                 --------
  Item 1.  Financial Statements
             Unaudited Consolidated Balance Sheets As Of June 30, 2001 and
                December 31, 2000                                                    3
             Unaudited Consolidated Statements Of Operations For The Three
                Months Ended June 30, 2001 and 2000                                  4
             Unaudited Consolidated Statements Of Operations For The Six
                Months Ended June 30, 2001 and 2000                                  5
             Unaudited Consolidated Statements Of Cash Flows For The Six
                Months ended June 30, 2001 and 2000                                  6
             Notes To Unaudited Consolidated Financial Statements                    7
  Item 2.  Management's Discussion and Analysis Of Financial Condition and
             Results of Operations                                                   10
  Part II. Other Information                                                         13
           Signature Page                                                            14


                         JANUS HOTELS AND RESORTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2001 AND DECEMBER 31, 2000

                                                                                      June 30,        December 31,
                                                                                        2001              2000
                                                                                   ----------------  ----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $  6,023,208      $  8,244,481
   Restricted cash                                                                         791,961         1,330,350
   Accounts receivable                                                                   4,675,229         2,126,152
   Current portion of notes receivable                                                     100,384           100,384
   Other current assets                                                                    199,676           208,362
                                                                                       -----------       -----------
     Total current assets                                                               11,790,458        12,009,729
                                                                                       -----------       -----------

Deposit on property held for sale                                                        1,650,000                 -
Property and equipment, net                                                             88,648,696        93,311,684
Mortgage notes receivable                                                                3,091,999         3,138,345
Goodwill, net                                                                            7,233,724         7,334,064
Deferred tax asset                                                                       3,040,000         2,566,000
Replacement reserve                                                                      3,137,337         3,632,826
Other assets                                                                             2,478,093         2,170,037
                                                                                       -----------       -----------
                                                                                      $121,070,307      $124,162,685
                                                                                       ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                    $  1,045,445      $         -
   Current portion of long-term debt                                                     3,685,067         3,659,241
   Accounts payable                                                                      2,293,725         2,342,183
   Accrued expenses                                                                      2,125,808         1,921,449
                                                                                       -----------       -----------
     Total current liabilities                                                           9,150,045         7,922,873
                                                                                       -----------       -----------

Long-term debt, net of current portion                                                  78,312,008        64,946,400
Deferred tax liabilities                                                                 2,230,000         2,250,000
Minority interest                                                                          611,569         2,540,028

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    3,100 and 16,788.08 shares issued and outstanding, respectively                             31               168
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,804,195 and 11,883,220 shares issued, respectively                                 118,043           118,833
   Additional paid-in capital                                                           38,705,511        52,582,257
   Accumulated deficit                                                                  (5,607,741)       (4,477,159)
   Treasury stock, 3,880,809 and 3,212,128 common shares, at cost, respectively         (2,449,159)       (1,720,715)
                                                                                       -----------       -----------
     Total stockholders' equity                                                         30,766,685        46,503,384
                                                                                       -----------       -----------
                                                                                      $121,070,307      $124,162,685
                                                                                       ===========       ===========

           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                        2001             2000
                                                                                   ---------------  ---------------
Revenues:
   Room and related services                                                          $ 8,320,527      $ 9,629,358
   Food and beverage                                                                    2,548,463        2,676,502
   Management fees                                                                        844,174          806,414
   Other                                                                                  264,722          284,282
                                                                                       ----------       ----------
     Total revenues                                                                    11,977,886       13,396,556
                                                                                       ----------       ----------

Operating expenses:
   Direct:
     Room and related services                                                          2,161,121        2,308,744
     Food and beverage                                                                  1,993,162        2,061,792
     Selling and general                                                                  531,799          558,164
                                                                                       ----------       ----------
       Total direct expenses                                                            4,686,082        4,928,700
                                                                                       ----------       ----------
   Occupancy expenses                                                                   1,525,729        1,535,377
   Selling, general and administrative expenses                                         3,024,399        2,877,631
   Severance arrangement of former president                                                    -          500,000
   Depreciation                                                                           983,297          848,580
   Amortization                                                                            88,007           94,032
                                                                                       ----------       ----------
       Total operating expenses                                                        10,307,514       10,784,320
                                                                                       ----------       ----------

Operating income                                                                        1,670,372        2,612,236

Other income (expense):
   Interest expense                                                                    (1,711,232)      (1,543,697)
   Interest income                                                                        105,616          195,167
  Gain (loss) from sale of properties                                                    (770,733)          29,893
                                                                                       ----------       ----------
Income (loss) from continuing operations before income taxes and minority interest       (705,977)       1,293,599

Provision (credit) for income taxes                                                      (133,000)         848,000
                                                                                       ----------       ----------
Income (loss) from continuing operations before minority interest                        (572,977)         445,599

Minority interest                                                                        (209,270)          34,936
                                                                                       ----------       ----------
Income from continuing operations                                                        (363,707)         410,663
Gain on disposal of discontinued operations, net of taxes                                  17,414           17,414
                                                                                       ----------       ----------
Net income (loss)                                                                        (346,293)         428,077
Less preferred dividend requirement                                                        58,125          313,056
                                                                                       ----------       ----------
Net income (loss) applicable to common stock                                          $  (404,418)     $   115,021
                                                                                       ==========       ==========

Basic income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.05)          $ 0.01
   Gain on disposal of discontinued operations                                                  -                -
                                                                                           ------            -----
   Net income (loss)                                                                      $ (0.05)          $ 0.01
                                                                                           ======            =====

Diluted income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.05)          $ 0.01
   Gain on disposal of discontinued operations                                                  -                -
                                                                                           ------            -----
   Net income (loss)                                                                      $ (0.05)          $ 0.01
                                                                                           ======            =====

Weighted average common shares:
   Basic                                                                                7,973,505        8,671,092
                                                                                        =========        =========
   Diluted                                                                              7,973,505        8,671,092
                                                                                        =========        =========

           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                        2001             2000
                                                                                   ---------------  ----------------
Revenues:
   Room and related services                                                          $15,089,805       $16,991,005
   Food and beverage                                                                    4,805,442         5,191,701
   Management fees                                                                      1,616,609         1,663,997
   Other                                                                                  497,196           479,303
                                                                                       ----------        ----------
     Total revenues                                                                    22,009,052        24,326,006
                                                                                       ----------        ----------

Operating expenses:
   Direct:
     Room and related services                                                          4,049,530         4,264,298
     Food and beverage                                                                  3,806,154         3,927,722
     Selling and general                                                                1,044,144         1,059,435
                                                                                       ----------        ----------
       Total direct expenses                                                            8,899,828         9,251,455
                                                                                       ----------        ----------
   Occupancy expenses                                                                   3,230,386         3,132,187
   Selling, general and administrative expenses                                         5,715,220         5,462,629
   Severance arrangement of former president                                                    -           500,000
   Depreciation                                                                         1,949,827         1,678,200
   Amortization                                                                           175,965           169,811
                                                                                       ----------        ----------
       Total operating expenses                                                        19,971,226        20,194,282
                                                                                       ----------        ----------

Operating income                                                                        2,037,826         4,131,724

Other income (expense):
   Interest expense                                                                    (3,430,080)       (3,075,261)
   Interest income                                                                        278,371           372,395
   Gain (loss) from sale of properties                                                   (770,733)           29,893
                                                                                       ----------        ----------
Income (loss) from continuing operations before income taxes and minority interest     (1,884,616)        1,458,751

Provision (credit) for income taxes                                                      (629,000)          916,000
                                                                                       ----------        ----------
Income (loss) from continuing operations before minority interest                      (1,255,616)          542,751

Minority interest                                                                        (206,455)           38,512
                                                                                       ----------        ----------
Income (loss) from continuing operations                                               (1,049,161)          504,239
Gain on disposal of discontinued operations, net of taxes                                  34,829            34,829
                                                                                       ----------        ----------
Net income (loss)                                                                      (1,014,332)          539,068
Less preferred dividend requirement                                                       116,250           627,833
                                                                                       ----------        ----------
Net income (loss) applicable to common stock                                          $(1,130,582)      $   (88,765)
                                                                                       ==========        ==========

Basic income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.14)          $ (0.01)
   Gain on disposal of discontinued operations                                                  -                 -
                                                                                           ------            ------
   Net income (loss)                                                                      $ (0.14)          $ (0.01)
                                                                                           ======            ======

Diluted income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.14)          $ (0.01)
   Gain on disposal of discontinued operations                                                  -                 -
                                                                                           ------            ------
   Net income (loss)                                                                      $ (0.14)          $ (0.01)
                                                                                           ======            ======

Weighted average common shares:
   Basic                                                                                8,209,401         8,671,092
                                                                                        =========         =========
   Diluted                                                                              8,209,401         8,671,092
                                                                                        =========         =========

           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                                                                2001             2000
                                                                                           ---------------  ---------------
Operating activities:
Net income (loss)                                                                             $(1,014,332)      $  539,068
Adjustments to reconcile net income  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                1,949,827        1,678,200
   Amortization of intangible assets                                                              175,965          169,811
   Deferred taxes                                                                                (494,000)         398,000
   Minority Interest                                                                             (206,455)          38,512
   (Gain) loss on sale of property                                                                770,733          (29,893)
Changes in operating assets and liabilities:
   Accounts receivable                                                                           (380,682)        (486,990)
   Other current assets                                                                             8,686          (22,801)
   Replacement reserve                                                                            495,489         (457,289)
   Other asset                                                                                   (375,431)         (85,561)
   Accounts payable and accrued expenses                                                          206,005          177,189
                                                                                               ----------        ---------
      Net  cash provided by operating activities                                                1,135,805        1,918,246
                                                                                               ----------        ---------

Investing activities:
Purchases of property and equipment                                                            (1,406,325)      (1,894,140)
Proceeds from sale of property                                                                          -        2,700,000
Deposit on property held for sale                                                              (1,650,000)               -
Collections of notes receivable                                                                    46,346           58,951
                                                                                               ----------        ---------
      Net cash provided by (used in) investing activities                                      (3,009,979)         864,811
                                                                                               ----------        ---------

Financing activities:
Dividends paid                                                                                   (116,250)        (627,833)
Decrease (Increase) in restricted cash                                                            538,389          123,012
Repurchase of common stock                                                                       (728,444)               -
Redemption of common stock                                                                       (189,593)               -
Proceeds from short-term borrowings                                                             2,992,574                -
Repayments of short-term borrowings                                                            (1,947,129)               -
Proceeds from long-term borrowings                                                                497,266                -
Repayments of long-term borrowings                                                             (1,393,912)      (2,501,611)
                                                                                               ----------        ---------
      Net cash used in financing activities                                                      (347,099)      (3,006,432)
                                                                                               ----------        ---------

Decrease in cash and cash equivalents                                                          (2,221,273)        (223,375)

Cash and cash equivalents, beginning of period                                                  8,244,481        8,859,888

                                                                                               ----------        ---------
Cash and cash equivalents, end of period                                                      $ 6,023,208       $8,636,513
                                                                                               ==========        =========

Supplemental disclosure of cash flow data:
Interest paid                                                                                 $ 3,430,080       $3,075,261
                                                                                               ==========        =========
Taxes paid                                                                                    $   205,958       $  347,800
                                                                                               ==========        =========

Noncash investing and financing transactions:

Conversion of preferred stock to long-term debt                                               $13,688,080       $        -
                                                                                               ==========        =========

Acquisition of minority interest through a note                                               $   600,000       $        -
                                                                                               ==========        =========

Acquisitions of equipment through capital leases                                              $         -       $  385,772
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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 2001 and the consolidated results of operations and cash flows for the three-month and six-month periods ended June 30, 2001 and 2000. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

Note 2 -- Organization:

         As of June 30, 2001, the Company owned and operated fourteen hotels (of which thirteen are wholly-owned and one is 75% owned) and a hotel management company which manages hotels for unrelated parties. One hotel is leased to a third party.

Note 3 - Line of credit

         On June 25, 2001, the Company entered into a $5,000,000 line of credit with Union Planters Bank. Any unpaid principal bears interest at a floating interest rate equal to the prime rate per annum. Interest only payments are due monthly until the maturity date in June 2003 at which time any unpaid principal is due. An initial draw on the line of credit was used to pay off the mortgage note on one of the Company's hotel properties and is included in long-term debt. The note is collateralized by a hotel property and a certain mortgage note receivable.

Note 4 - Acquisition of minority interest:

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

Note 5 - Deposit on property held for sale

         On June 19, 2001, the Company paid a deposit of $1,650,0000 to acquire a 152-room hotel. The Company intends to resell the property after the hotel is rebranded pursuant to a new franchise agreement and expects the transaction to be completed in the fourth quarter of 2001.

Note 6 - Common stock redemption:

         At a special meeting of stockholders on March 15, 2001, a Company proposal to redeem the common stock of stockholders holding fewer than 100 shares of the Company's common stock was approved. A total of 79,025 shares of common stock was redeemed at a cost of $189,593. This action reduced the number of shares outstanding and the redeemed shares are available for reissuance.

Note 7 - Directors' stock option plan

         On June 7, 2001, the stockholders approved the adoption of the Janus Hotels and Resorts, Inc. Directors' Stock Option Plan (the "Plan"). The Plan provides for the granting of options to members of the Board of Directors who are not employees of the Company or its subsidiaries ("Outside Directors"). The options granted under the Plan are nonstatutory stock options. The Board of Directors of the Company will administer the Plan which will terminate on December 31, 2010.

         An aggregate of 300,000 shares of common stock is reserved for issuance under the Plan and options to purchase an aggregate of 120,000 shares were granted to all Outside Directors. Each Outside Director received an option for 15,000 shares of common stock at fair market value of $1.50 on April 2, 2001, the date of the grant, which will be exercisable as follows: 5,000 shares immediately upon approval of the Plan by the stockholders of the Company and 5,000 shares on each of the first and second December 31 thereafter, provided that the optionee is a member of the Board of Directors on each such date. A new Outside Director will automatically receive an option for 15,000 shares of common stock on the date such person becomes a director.

         If the Board of Directors determines to make additional grants of options, such grants will be made effective at least thirty (30) days after the date of determination. Future grants of options will be exercisable in three installments, each equal to one-third of the entire option granted on the first, second and third December 31 following the date of grant, provided that the optionee is a member of the Board of Directors on each such date. In addition, options will be fully exercisable upon the death of the optionee or upon the occurrence of other events involving the acquisition of the Company's outstanding securities or certain mergers or combinations involving the Company or a sale of substantially all of the assets of the Company. Options are not transferable except upon death, or pursuant to a "qualified domestic relations order" as defined in the Code. The expiration of an option may be accelerated in the event of an optionee's death or if the optionee ceases to be an Outside Director for any reason.

Note 8 - Leased hotel property:

         On April 13, 2001, the Company entered into a triple-net lease of the Knights Inn Lafayette property to a third party for a term ending May 31, 2006. For the period May 1, 2001 through May 31, 2002, the monthly rent is $20,973. For the period June 1, 2002 through May 31, 2006, the monthly rent is $28,556. Under the terms of the lease agreement, the lessee was granted an exclusive option to purchase the Knights Inn Lafayette property after May 1, 2002. The option terminates on May 31, 2002.

Note 9 -- Litigation:

         The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's consolidated financial statements in subsequent years.

Note 10 - Subsequent event

         On July 2, 2001, the Company sold a 75% owned hotel property located in Pompano Beach, FL. The hotel was sold for cash of $2,375,000 and resulted in a loss of $770,733 for financial reporting purposes which has been recorded as of June 30, 2001. For tax purposes, this transaction provided an estimated gain of approximately $225,000 which cannot be offset by the Company's federal net operating loss carryforward. As a result, currently payable federal income taxes of $76,000 related to this transaction were recorded.

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

         o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
         o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

         o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
         o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
         o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $200,680 and $50,170 will no longer be recognized. By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized in the quarter ended March 31, 2002, as a cumulative effect of a change in accounting principle.

     ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The operations of the Company are comprised primarily of the operations of owned hotels and the Company's management of hotels owned by third parties.

The Company had a net loss of $346,293 for the three months ended June 30, 2001 compared to net income of $428,077 for the three months ended June 30, 2000. The Company had a net loss of $1,014,332 for the six months ended June 30, 2001 compared to net income of $539,068 for the six months ended June 30, 2000.

Three  Months  Ended June 30, 2001  Compared to the Three  Months Ended June 30,
2000

Room and related services revenue decreased 13.6% to $8,320,527 in 2001 from $9,629,358 in 2000. The decrease was attributable to a decline in business in the Cleveland area, a property leased to a third party in 2001 and to the property disposed of in 2000. The average daily room rate (excluding the leased and disposed properties) decreased to $63.54 for 2001 from $63.75 in 2000. Occupancy (excluding the leased and disposed properties) decreased in 2001 to 61.7% from 66.0%. Excluding the leased property and the property disposed of in 2000, room and related services revenue decreased 8.9%.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues decreased 4.8% to $2,548,463 in 2001 from $2,676,502 in 2000. This decrease is related primarily to decreased occupancy. The leased property and the property disposed of in 2000 had no effect on food and beverage revenues.

Management fee income increased 4.7% to $844,174 in 2001 from 806,414 in 2000. This increase is primarily due to the addition of new third party management contracts.

Total direct operating expenses decreased 4.9% to $4,686,082 in 2001 from $4,928,700 in 2000 but increased as a percentage of room and related services and food and beverage revenues to 43.1% from 40.1%. Excluding the leased property and the property disposed of in 2000, total direct operating expenses decreased 1.4%.

Occupancy expenses decreased 0.6% to $1,525,729 from $1,535,377 in 2000. Excluding the leased property and the property disposed of in 2000, occupancy expenses increased 4.9% as a result of increased utility costs.

Selling, general and administrative expenses increased 5.1% to $3,024,399 in 2001 from $2,877,631 in 2000 and increased as a percentage of total revenues to 25.3% from 21.5%. Excluding the leased property and the property disposed of in 2000, selling, general and administrative expenses increased 7.2%.

Depreciation increased by $134,717 in 2001 from $848,580 in 2000. The increase was primarily attributable to depreciation on a property held for sale in 2000 which was reclassified at the end of 2000 to held for operations and capital additions completed in 2000.

Interest income decreased to $105,616 in 2001 from $195,167 in 2000.

Interest expense increased to $1,711,232 in 2001 from $1,543,697 in 2000. The increase was attributable to the debt issued in the redemption of preferred stock, offset by the reduction of interest expense attributable to the property disposed of in 2000 and amortization of principal in the ordinary course of business.

Minority interest decreased to $(209,270) reflecting the loss from operations and sale of the Days Inn Pompano Beach hotel (75% owned by the Company) in 2001. In 2000, the minority interest of $34,936 was attributable to the results from operations of the Days Inn Pompano Beach hotel and the Kings Dominion Lodge partnership which owns the Best Western Kings Quarters at Kings Dominion Amusement Park in Virginia. Prior to March 1, 2001, the Company owned an 85% in the property. On March 1, 2001, the Company acquired the 15% minority interest.

The Company has used an effective tax rate of 42% to calculate its tax provision for the three months ended June 30, 2001, except for the addition of $76,000 of federal taxes on a gain that could not be offset by the net operating loss carryforward.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Room and related services revenue decreased 11.2% to $15,089,805 from $16,991,005 in 2000. The decrease was attributable to a decline in business in the Cleveland area, a property leased to a third party in the second quarter of 2001 and to the property disposed of in 2000. The average daily room rate (excluding the leased and disposed properties) decreased to $61.91 for 2001 from $62.07 for 2000. Occupancy (excluding the leased and disposed properties) decreased in 2001 to 56.0% from 59.8%. Excluding the leased property and the property disposed of in 2000, room and related services revenue decreased 7.3%.

Food and beverage revenues decreased 7.4% to $4,805442 in 2001 from $5,191,701 in 2000. This increase is related primarily to decreased occupancy. The leased property and the property disposed of in 2000 had no effect on food and beverage revenues.

Management fee income decreased 2.9% to $1,616,609 in 2001 from $1,663,997 in 2000. This decrease is primarily due to lower operating results at managed properties and a reduction in construction supervision fees.

Total direct operating expenses decreased 3.8% to $8,899,828 in 2001 from $9,251,455 in 2000 but increased as a percentage of room and related services and food and beverage revenues to 44.7% from 41.7%. Excluding the leased property and the property disposed of in 2000, total direct operating expenses decreased 0.8%.

Occupancy expenses increased 3.1% to $3,230,386 from $3,132,187 in 2000. Excluding the leased property and the property disposed of in 2000, occupancy expenses increased 7.8% as utility costs increased and maintenance projects at various hotels were completed.

Selling, general and administrative expenses increased 4.6% to $5,715,220 in 2001 from $5,462,629 in 2000 and increased as a percentage of total revenues to 26.0% from 22.5%. Excluding the leased property and the property disposed of in 2000, selling, general and administrative expenses increased 6.5% as various expenses increased disproportionately to revenues.

Depreciation increased by $271,627 in 2001 from $1,678,200 in 2000. The increase was primarily attributable to depreciation on a property held for sale in 2000 which was reclassified at the end of 2000 to held for operations and capital additions completed in 2000.

Interest income decreased to $278,371 in 2001 from $372,395 in 2000.

Interest expense increased to $3,430,080 in 2001 from $3,075,261 in 2000. The increase was attributable to the debt issued in the redemption of preferred stock, offset by reduction of interest expense attributable to the property disposed of in 2000 and amortization of principal in the ordinary course of business.

Minority interest decreased to $(206,455) in 2001 from $38,512 in 2000. The Company recorded the loss on the sale of the Days Inn Pompano property as of June 30, 2001. Effective March 1, 2001, the Company acquired the minority interest in Kings Dominion partnership.

The Company has used an effective tax rate of 42% to calculate its tax credit for the six months ended June 30, 2001, except for the addition of $76,000 of federal taxes on a gain that could not be offset by the net operating loss carryforward.

Liquidity and Capital Resources

Total assets decreased to $121,070,307 at June 30, 2001 from $124,162,685 at December 31, 2000.

Net cash provided by operating activities decreased to $1,135,805 in the six months ended June 30, 2001 from $1,918,246 in the six months ended June 30, 2000. The decrease is primarily the result of the increase in deferred taxes, accounts receivable and other assets.

Net cash used in investing activities was $3,009,979 in the six months ended June 30, 2001 compared to cash provided by investing activities of $864,811 in the six months ended June 30, 2000. This change is principally attributable to the deposit paid on property held for sale in 2001 as compared to the proceeds from the sale of a property in 2000. The Company plans to spend an additional $700,000 on capital improvements during the remainder of 2001.

Net cash used in financing activities was $347,099 in the six months ended June 30, 2001 compared to $3,006,432 used by financing activities in the six months ended June 30, 2000. The change is the result of net short-term borrowings, lower dividends paid and a larger decrease in restricted cash.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $4,163,618 during the six months ended June 30, 2001 compared to $5,979,735 for the six months ended June 30, 2000. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $7,200,000, which had $1,542,711 outstanding at June 30, 2001.

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

                           PART II--OTHER INFORMATION

Items 1 to 3

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on June 7, 2001. The following are the results of matters submitted to stockholders for a vote:

         Matter                                     For         Withheld
         ------                                     ---         --------
         Election of Directors:
         Class B Directors
         -----------------
         Arthur Lubell                           6,206,372       50,806
         Howard C. Nusbaum                       6,206,525       50,692
         Paul Tipps                              6,206,525       50,692

                                                    For          Against        Abstain
         Adoption of the Janus Hotels  and
         Resorts, Inc. Directors' Stock
         Option Plan                             6,153,368       99,028          4,820

         Adoption of the Second Restated
         Certificate of Incorporation of
         Janus Hotels and Resorts, Inc.          6,158,303       48,131         50,784



         Ratification of the appointment of
         Grant Thornton LLP as independent
         auditors for the year ending
         December 31, 2001                       6,201,180        5,308         50,730

         The following directors terms of office continued after the meeting:

         Class C Directors (term expiring at 2003 Annual Meeting)
         -----------------

         C. Scott Bartlett, Jr..
         Louis S. Beck
         Lucille Hart-Brown
         Richard P. Lerner

         Class C Directors (term expiring at 2002 Annual Meeting)
         -----------------

         Stephen B. Grossman
         Michael M. Nanosky
         Harry Yeaggy

Item 5 - Other Information

         None

Item 6 -- Exhibits and Reports on Form 8-K.

     A.   Exhibits

         The following exhibits are filed as part of this report:

        Exhibit No.             Description
        3.1                     Second Restated Certificate of Incorporation

        10.39                   Directors' Stock Option Plan


     B.   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JANUS HOTELS AND RESORTS, INC.

Dated:  August 14, 2001                 /s/ Richard A. Tonges
        ---------------                 --------------------------------------
                                        Richard A. Tonges
                                        Treasurer and Vice President of Finance
                                        (Principal Financial and Accounting
                                        Officer)