Form 10-Q
period 2001-09-30
JANUS HOTELS & RESORTS INC
filed 2001-11-14
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Number of shares of common stock outstanding as of November 8, 2001: 7,923,386

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001



  Part I.        Financial Information                                                 Page No.
                                                                                       --------
  Item 1.        Financial Statements
                   Unaudited Consolidated Balance Sheets As Of September 30, 2001
                      and December 31, 2000                                                3
                   Unaudited Consolidated Statements Of Operations For The Three
                      Months Ended September 30, 2001 and 2000                             4
                   Unaudited Consolidated Statements Of Operations For The Nine
                      Months Ended September 30, 2001 and 2000                             5
                   Unaudited Consolidated Statements Of Cash Flows For The Nine
                      Months ended September 30, 2001 and 2000                             6
                   Notes To Unaudited Consolidated Financial Statements                    7
  Item 2.        Management's Discussion and Analysis Of Financial Condition and
                   Results of Operations                                                   10
  Part II.       Other Information                                                         13
                 Signature Page                                                            13

                         JANUS HOTELS AND RESORTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                                    September 30,     December 31,
                                                                                        2001              2000
                                                                                   ----------------  ----------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $  7,203,911      $  8,244,481
   Restricted cash                                                                       1,507,099         1,330,350
   Accounts receivable                                                                   2,744,001         2,126,152
   Current portion of notes receivable                                                     100,384           100,384
   Other current assets                                                                    228,104           208,362
                                                                                       -----------       -----------
     Total current assets                                                               11,783,499        12,009,729
                                                                                       -----------       -----------

Property and equipment, net                                                             89,971,069        93,311,684
Mortgage notes receivable                                                                3,068,827         3,138,345
Goodwill, net                                                                            7,183,554         7,334,064
Deferred tax asset                                                                       2,632,000         2,566,000
Replacement reserve                                                                      3,266,220         3,632,826
Other assets                                                                             2,302,002         2,170,037
                                                                                       -----------       -----------
                                                                                      $120,207,171      $124,162,685
                                                                                       ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                  $  3,648,685      $  3,659,241
   Accounts payable                                                                      2,903,212         2,342,183
   Accrued expenses                                                                      2,033,086         1,921,449
                                                                                       -----------       -----------
     Total current liabilities                                                           8,584,983         7,922,873
                                                                                       -----------       -----------

Long-term debt, net of current portion                                                  77,895,866        64,946,400
Deferred tax liabilities                                                                 2,230,000         2,250,000
Minority interest                                                                           91,113         2,540,028

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    3,100 and 16,788.08 shares issued and outstanding, respectively                             31               168
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,804,195 and 11,883,220 shares issued, respectively                                 118,043           118,833
   Additional paid-in capital                                                           38,705,511        52,582,257
   Accumulated deficit                                                                  (4,969,217)       (4,477,159)
   Treasury stock, 3,880,809 and 3,412,347 common shares, at cost, respectively         (2,449,159)       (1,720,715)
                                                                                       -----------       -----------
     Total stockholders' equity                                                         31,405,209        46,503,384
                                                                                       -----------       -----------
                                                                                      $120,207,171      $124,162,685
                                                                                       ===========       ===========

           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                        2001             2000
                                                                                   ---------------  ---------------
Revenues:
   Room and related services                                                          $ 9,738,786      $11,311,303
   Food and beverage                                                                    2,663,174        2,678,693
   Management fees                                                                        906,371          795,872
   Other                                                                                  338,911          322,968
                                                                                       ----------       ----------
     Total revenues                                                                    13,647,242       15,108,836
                                                                                       ----------       ----------

Operating expenses:
   Direct:
     Room and related services                                                          2,291,061        2,696,636
     Food and beverage                                                                  2,208,489        2,244,190
     Selling and general                                                                  570,319          524,612
                                                                                       ----------       ----------
       Total direct expenses                                                            5,069,869        5,465,438
                                                                                       ----------       ----------
   Occupancy expenses                                                                   1,668,214        1,676,763
   Selling, general and administrative expenses                                         3,127,825        3,209,457
   Depreciation                                                                           976,617          819,815
   Amortization                                                                            96,301          102,646
                                                                                       ----------       ----------
       Total operating expenses                                                        10,938,826       11,274,119
                                                                                       ----------       ----------

Operating income                                                                        2,708,416        3,834,717

Other income (expense):
   Interest expense                                                                    (1,712,321)      (1,506,212)
   Interest income                                                                        194,416          186,987
  Gain (loss) from sale of properties                                                                      (75,000)
                                                                                       ----------       ----------
Income (loss) from continuing operations before income taxes and minority interest      1,190,511        2,440,492

Provision (credit) for income taxes                                                       500,000          986,000
                                                                                       ----------       ----------
Income (loss) from continuing operations before minority interest                         690,511        1,454,492

Minority interest                                                                               -           95,087
                                                                                       ----------       ----------
Income from continuing operations                                                         690,511        1,359,405
Gain on disposal of discontinued operations, net of taxes                                   6,138           18,415
                                                                                       ----------       ----------
Net income (loss)                                                                         696,649        1,377,820
Less preferred dividend requirement                                                        58,125          317,364
                                                                                       ----------       ----------
Net income (loss) applicable to common stock                                          $   638,524      $ 1,060,456
                                                                                       ==========       ==========

Basic income (loss) per common share:
   Income (loss) from continuing operations                                                $ 0.08           $ 0.12
   Gain on disposal of discontinued operations                                                  -                -
                                                                                            -----            -----
   Net income (loss)                                                                       $ 0.08           $ 0.12
                                                                                            =====            =====

Diluted income (loss) per common share:
   Income (loss) from continuing operations                                                $ 0.08           $ 0.12
   Gain on disposal of discontinued operations                                                  -                -
                                                                                            -----            -----
   Net income (loss)                                                                       $ 0.08           $ 0.12
                                                                                            =====            =====

Weighted average common shares:
   Basic                                                                                7,923,386        8,671,092
                                                                                        =========        =========
   Diluted                                                                              7,923,386        8,671,092
                                                                                        =========        =========

           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                        2001             2000
                                                                                   ---------------  ---------------
Revenues:
   Room and related services                                                          $24,828,591      $28,302,308
   Food and beverage                                                                    7,468,616        7,870,394
   Management fees                                                                      2,522,980        2,459,869
   Other                                                                                  836,107          802,271
                                                                                       ----------       ----------
     Total revenues                                                                    35,656,294       39,434,842
                                                                                       ----------       ----------

Operating expenses:
   Direct:
     Room and related services                                                          6,340,591        6,960,934
     Food and beverage                                                                  6,014,643        6,171,912
     Selling and general                                                                1,614,463        1,584,047
                                                                                       ----------       ----------
       Total direct expenses                                                           13,969,697       14,716,893
                                                                                       ----------       ----------
   Occupancy expenses                                                                   4,898,600        4,808,950
   Selling, general and administrative expenses                                         8,843,045        8,672,086
   Severance arrangement of former president                                                    -          500,000
   Depreciation                                                                         2,926,444        2,498,015
   Amortization                                                                           272,266          272,457
                                                                                       ----------       ----------
       Total operating expenses                                                        30,910,052       31,468,401
                                                                                       ----------       ----------

Operating income                                                                        4,746,242        7,966,441

Other income (expense):
   Interest expense                                                                    (5,142,401)      (4,581,473)
   Interest income                                                                        472,787          559,382
   Gain (loss) from sale of properties                                                   (770,733)         (45,107)
                                                                                       ----------       ----------
Income (loss) from continuing operations before income taxes and minority interest       (694,105)       3,899,243

Provision (credit) for income taxes                                                      (129,000)       1,902,000
                                                                                       ----------       ----------
Income (loss) from continuing operations before minority interest                        (565,105)       1,997,243

Minority interest                                                                        (206,455)         133,599
                                                                                       ----------       ----------
Income (loss) from continuing operations                                                 (358,650)       1,863,644
Gain on disposal of discontinued operations, net of taxes                                  40,967           53,244
                                                                                       ----------       ----------
Net income (loss)                                                                        (317,683)       1,916,888
Less preferred dividend requirement                                                       174,375          945,197
                                                                                       ----------       ----------
Net income (loss) applicable to common stock                                          $  (492,058)     $   971,691
                                                                                       ==========       ==========

Basic income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.07)          $ 0.11
   Gain on disposal of discontinued operations                                               0.01                -
                                                                                           ------            -----
   Net income (loss)                                                                      $ (0.06)          $ 0.11
                                                                                           ======            =====
Diluted income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.07)          $ 0.11
   Gain on disposal of discontinued operations                                               0.01                -
                                                                                           ------            -----
   Net income (loss)                                                                      $ (0.06)          $ 0.11
                                                                                           ======            =====

Weighted average common shares:
   Basic                                                                                8,113,015        8,671,092
                                                                                        =========        =========
   Diluted                                                                              8,113,015        8,671,092
                                                                                        =========        =========

           See notes to unaudited consolidated financial statements.

                             JANUS HOTELS AND RESORTS, INC.

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEBER 30, 2001 AND 2000


                                                                                                2001             2000
                                                                                           ---------------  ---------------
Operating activities:
Net income (loss)                                                                             $  (317,683)      $1,916,888
Adjustments to reconcile net income  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                2,926,444        2,498,015
   Amortization of intangible assets                                                              272,266          272,457
   Deferred taxes                                                                                 (86,000)       1,206,000
   Minority Interest                                                                             (206,455)         133,599
   (Gain) loss on sale of property                                                                770,733           45,107
Changes in operating assets and liabilities:
   Accounts receivable                                                                           (617,849)        (735,371)
   Other current assets                                                                           (19,742)           1,902
   Replacement reserve                                                                            366,606         (608,621)
   Other asset                                                                                   (245,471)         (79,776)
   Accounts payable and accrued expenses                                                           (4,291)         166,832
                                                                                               ----------        ---------
      Net  cash provided by operating activities                                                2,838,558        4,817,032
                                                                                               ----------        ---------

Investing activities:
Increase in notes recevable                                                                             -         (161,328)
Purchases of property and equipment                                                            (2,005,315)      (2,252,144)
Proceeds from sale of property                                                                  2,375,000        2,700,000
Purchase of hotel property                                                                     (1,700,000)               -
Collections of notes receivable                                                                    69,518          237,346
                                                                                               ----------        ---------
      Net cash provided by (used in) investing activities                                      (1,260,797)         523,874
                                                                                               ----------        ---------

Financing activities:
Dividends paid                                                                                   (174,375)        (945,197)
Decrease (Increase) in restricted cash                                                           (176,749)        (581,824)
Repurchase of common stock                                                                       (728,444)               -
Redemption of common stock                                                                       (189,593)               -
Proceeds from short-term borrowings                                                             2,992,574                -
Repayments of short-term borrowings                                                            (2,992,574)               -
Proceeds from long-term borrowings                                                                497,266                -
Repayments of long-term borrowings                                                             (1,846,436)      (2,975,067)
                                                                                               ----------        ---------
      Net cash used in financing activities                                                    (2,618,331)      (4,502,088)
                                                                                               ----------        ---------

Decrease in cash and cash equivalents                                                          (1,040,570)         838,818

Cash and cash equivalents, beginning of period                                                  8,244,481        8,859,888

                                                                                               ----------        ---------
Cash and cash equivalents, end of period                                                      $ 7,203,911       $9,698,706
                                                                                               ==========        =========

Supplemental disclosure of cash flow data:
Interest paid                                                                                 $ 5,142,401       $4,581,473
                                                                                               ==========        =========
Taxes paid                                                                                    $   205,958       $  477,800
                                                                                               ==========        =========

Noncash investing and financing transactions:

Conversion of preferred stock to long-term debt                                               $13,688,080       $        -
                                                                                                =========        =========

Acquisition of minority interest through a note                                               $   600,000       $        -
                                                                                               ==========        =========

Acquisitions of equipment through capital leases                                              $         -       $  385,772
                                                                                               ==========        =========

               See notes to unaudited consolidated financial statements.

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Unaudited interim financial statements

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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 2001 and the consolidated results of operations and cash flows for the three-month and nine-month periods ended September 30, 2001 and 2000. The results of operations for the periods presented may not be indicative of those that may be expected for the full year.

Note 2 -- Organization

         As of September 30, 2001, the Company owned and operated fourteen hotels and a hotel management company that manages hotels for unrelated parties. Another owned hotel is leased to a third party.

Note 3 - Line of credit

         On June 25, 2001, the Company entered into a $5,000,000 line of credit with Union Planters Bank. Any unpaid principal bears interest at a floating interest rate equal to the prime rate per annum. Interest only payments are due monthly until the maturity date in June 2003 at which time any unpaid principal is due. An initial draw on the line of credit was used to pay off the mortgage note on one of the Company's hotel properties and is included in long-term debt. The note, which has a balance of $496,488 outstanding at September 30, 2001, is collateralized by a hotel property and a certain mortgage note receivable.

Note 4 - Acquisition of minority interest

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

Note 5 - Purchase of hotel property

         On September 1, 2001, the Company completed the acquisition of a 152-room hotel now known as Ramada Inn Kent. The purchase price of $1,700,000, which was allocated to the assets acquired, was paid in cash. The results of operations of the acquired hotel property are included in the consolidated financial statements from the effective date of acquisition. Previously, the Company intended to resell the property and expected the transaction to be completed in the fourth quarter of 2001. However, due to the continuing economic decline and the terrorist events of September 11, 2001, the ability to close prior to December 31, 2001 is uncertain.

Note 6 - Common stock repurchases

         On October 5, 2001, the Board of Directors modified the stock buy-back program (the "Program") adopted on September 22, 2000. Under the revised authorization, the Company is authorized to purchase up to 1,400,000 common shares in the open market through September 30, 2002 at an aggregate of not more than $2,300,000. During the nine months ended September 30, 2001, the Company purchased 468,462 common shares at an aggregate cost of $728,444. No shares were repurchased during the quarters ended September 30, 2001 and 2000.

Note 7 - Common stock redemption

         At a special meeting of stockholders on March 15, 2001, a Company proposal to redeem the common stock of stockholders holding fewer than 100 shares of the Company's common stock was approved. A total of 79,025 shares of common stock was redeemed at a cost of $189,593. This action reduced the number of shares outstanding and the redeemed shares are available for reissuance.

Note 8 - Directors' stock option plan

         On June 7, 2001, the stockholders approved the adoption of the Janus Hotels and Resorts, Inc. Directors' Stock Option Plan (the "Plan"). The Plan provides for the granting of options to members of the Board of Directors who are not employees of the Company or its subsidiaries ("Outside Directors"). The options granted under the Plan are nonstatutory stock options. The Board of Directors of the Company administers the Plan that will terminate on December 31, 2010.

         An aggregate of 300,000 shares of common stock is reserved for issuance under the Plan and options to purchase an aggregate of 120,000 shares were granted to the Outside Directors. Each Outside Director received an option for 15,000 shares of common stock at fair market value of $1.50 on April 2, 2001, the date of the grant, which are exercisable as follows: 5,000 shares immediately upon approval of the Plan by the stockholders of the Company and 5,000 shares on each of the first and second December 31 thereafter, provided that the optionee is a member of the Board of Directors on each such date. A new Outside Director will automatically receive an option for 15,000 shares of common stock on the date such person becomes a director.

         If the Board of Directors determines to make additional grants of options, such grants will be made effective at least thirty (30) days after the date of determination. Future grants of options will be exercisable in three installments, each equal to one-third of the entire option granted on the first, second and third December 31 following the date of grant, provided that the optionee is a member of the Board of Directors on each such date. In addition, options are fully exercisable upon the death of the optionee or upon the occurrence of other events involving the acquisition of the Company's outstanding securities or certain mergers or combinations involving the Company or a sale of substantially all of the assets of the Company. Options are not transferable except upon death or pursuant to a "qualified domestic relations order" as defined in the Code. The expiration of an option may be accelerated in the event of an optionee's death or if the optionee ceases to be an Outside Director for any reason.

Note 9 - Leased hotel property

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

Note 10 - Sale of hotel property

         On July 2, 2001, the Company sold a 75% owned hotel property located in Pompano Beach, FL. The hotel was sold for cash of $2,375,000 and resulted in a loss of $770,733 for financial reporting purposes that was recorded as of June 30, 2001. For tax purposes, this transaction provided an estimated gain of approximately $225,000 that cannot be offset by the Company's federal net operating loss carryforward. As a result, currently payable federal income taxes of $76,000 related to this transaction were recorded.

Note 11 -- Litigation

         The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's consolidated financial statements in subsequent years.

Note 12 - Recently issued accounting standards

         On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

          o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
          o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
          o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives would no longer be subject to amortization.
          o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
          o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

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

The Company had net income of $696,649 for the three months ended September 30, 2001 compared to net income of $1,377,820 for the three months ended September 30, 2000. The Company had a net loss of $317,683 for the nine months ended September 30, 2001 compared to net income of $1,916,888 for the nine months ended September 30, 2000.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

The Company added one hotel property during the third quarter of 2001.

Room and related services revenue decreased 13.9% to $9,738,786 in 2001 from $11,311,303 in 2000. Room and related services revenue were impacted by the decrease in the general volume of transient business travel experienced by the hospitality industry and the overall economy. The decrease was exacerbated by a significant decline in industry-wide demand resulting from the terrorist attacks of September 11, 2001 and the closure of a large portion of one hotel property for renovation. The average daily room rate for comparably owned hotel properties decreased to $70.36 for 2001 from $73.12 in 2000. Occupancy for comparably owned hotel properties decreased in 2001 to 68.3% from 73.9%. Room and related services revenue for comparably owned hotel properties decreased 9.4%.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues decreased 0.6% to $2,663,174 in 2001 from $2,678,693 in 2000. This decrease is related primarily to decreased occupancy. Food and beverage revenues decreased 2.9% for comparably owned hotel properties.

Management fee income increased 13.9% to $906,371 in 2001 from $795,872 in 2000. This increase is primarily due to a significant short term management agreement, which expired August 31, 2001, that was offset by lower operating results at managed properties and a reduction in construction supervision fees. Excluding the short term agreement, management fees decreased 14.6%

Total direct operating expenses decreased 7.2% to $5,069,869 in 2001 from $5,465,438 in 2000 but increased as a percentage of room and related services and food and beverage revenues to 40.9% from 39.1%. Total direct operating expenses decreased 4.5% for comparably owned hotel properties.

Occupancy expenses decreased 0.5% to $1,668,214 from $1,676,763 in 2000. Occupancy expenses increased 6.3% for comparably owned hotel properties because of increased utility costs.

Selling, general and administrative expenses decreased 2.5% to $3,127,825 in 2001 from $3,209,457 in 2000 but increased as a percentage of total revenues to 22.9% from 21.2%. Selling, general and administrative expenses decreased 0.8% for comparably owned hotel properties.

Depreciation increased by $156,802 in 2001 from $819,815 in 2000. The increase was primarily attributable to depreciation on a property held for sale in 2000 which was reclassified at the end of 2000 to held for operations and capital additions completed in 2000.

Interest income increased to $194,416 in 2001 from $186,987 in 2000.

Interest expense increased to $1,712,321 in 2001 from $1,506,212 in 2000. The increase was attributable to the debt issued in the redemption of preferred stock, offset by the reduction of interest expense attributable to a property disposed of in 2000 and amortization of principal in the ordinary course of business.

There were no earnings or losses from minority interest in the third quarter of 2001 as a result of: (1) the Company's acquisition of the 15% minority interest in the Kings Dominion Lodge partnership on March 1, 2001, and (2) the sale of the Days Inn Pompano Beach hotel at the end of the second quarter of 2001. In 2000, the minority interest expense of $95,087 was attributable to the results from operations of the two previously mentioned properties.

The Company used an effective tax rate of 42% to calculate its tax provision for the three months ended September 30, 2001.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

During the first three quarters of 2001, the Company added one hotel property, sold a hotel property and leased a hotel property to a third party.

During the nine months ended September 30, 2001, our business was negatively impacted by the general economic downturn which was worsened by reduced travel and cancellations experienced after the terrorist attacks of September 11, 2001. Prior to that date, the Company implemented programs to reduce operating expenses at owned hotels related to the general economic downturn. Management continues to monitor operations for cost savings and is pursuing new marketing initiatives to attract business.

Room and related services revenue decreased 12.3% to $24,828,591 from $28,302,308 in 2000. The average daily room rate for comparably owned hotel properties decreased to $66.41 for 2001 from $67.64 for 2000. Occupancy for comparably owned hotel properties decreased in 2001 to 59.5% from 63.5%. Room and related services revenue decreased 8.4% for comparably owned hotel properties.

Food and beverage revenues decreased 5.1% to $7,468,616 in 2001 from $7,870,394 in 2000. Food and beverage revenues decreased 5.9% for comparably owned hotel properties.

Management fee income increased 2.6% to $2,522,980 in 2001 from $2,459,869 in 2000. This increase is primarily due to a significant short term management agreement, which expired August 31, 2001, that was offset by lower operating results at managed properties and a reduction in construction supervision fees. Excluding the short term agreement, management fees decreased 8.6%

Total direct operating expenses decreased 5.1% to $13,969,697 in 2001 from $14,716,893 in 2000 but increased as a percentage of room and related services and food and beverage revenues to 43.3% from 40.7%. Total direct operating expenses decreased 2.2% for comparably owned hotel properties.

Occupancy expenses increased 1.9% to $4,898,600 from $4,808,950 in 2000. Occupancy expenses increased 7.0% for comparably owned hotel properties as utility costs increased and maintenance projects at various hotels were completed.

Selling, general and administrative expenses increased 2.0% to $8,843,045 in 2001 from $8,672,086 in 2000 and increased as a percentage of total revenues to 24.8% from 22.0%. Selling, general and administrative expenses increased 4.1% for comparably owned hotel properties as various expenses increased disproportionately to revenues.

Depreciation increased by $428,429 in 2001 from $2,498,015 in 2000. The increase was primarily attributable to depreciation on a property held for sale in 2000 which was reclassified at the end of 2000 to held for operations and capital additions completed in 2000.

Interest income decreased to $427,787 in 2001 from $559,382 in 2000.

Interest expense increased to $5,142,401 in 2001 from $4,581,473 in 2000. The increase was attributable to the debt issued in the redemption of preferred stock, offset by the reduction of interest expense attributable to a property disposed of in 2000 and amortization of principal in the ordinary course of business.

Minority interest income was $206,455 in 2001 compared to minority interest expense of $133,599 in 2000. This change reflects the loss from operations and the loss from the sale of the Days Inn Pompano Beach hotel as of June 30, 2001, and the acquisition of the minority interest in the Kings Dominion Lodge partnership on March 1, 2001.

The Company used an effective tax rate of 42% to calculate its tax credit for the nine months ended September 30, 2001, except for the addition of $76,000 of federal taxes on a gain that could not be offset by the net operating loss carryforward.

Liquidity and Capital Resources

Management expects that both the Company and the lodging industry will be adversely affected in the aftermath of the recent terrorist attacks on New York and Washington. Since the attacks, our hotels have experienced significant short-term declines in occupancy compared to the prior year. At present, it is not possible to predict either the severity or duration of such declines in the medium- or long-term. Weaker hotel performance would reduce management fees and could give rise to a loss on a loan that we made to a hotel that is managed, which could, in turn, have an adverse impact on our financial performance. Management is currently unable to estimate the impact that the terrorist attacks could have on future operations, liquidity or capital resources.

Net cash provided by operating activities decreased to $2,838,558 in the nine months ended September 30, 2001 from $4,817,032 in the nine months ended September 30, 2000. The decrease is primarily the result of the decrease in net income.

Net cash used in investing activities was $1,260,797 in the nine months ended September 30, 2001 compared to cash provided by investing activities of $523,874 in the nine months ended September 30, 2000. This change is principally attributable to the purchase of a hotel property in 2001. The Company plans to spend an additional $101,000 on capital improvements during the remainder of 2001.

Net cash used in financing activities was $2,618,331 in the nine months ended September 30, 2001 compared to $4,502,088 used by financing activities in the nine months ended September 30, 2000. The change is the result of lower dividends paid and lower repayments of long-term borrowings in accordance with amortization schedules.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $7,944,952 during the nine months ended September 30, 2001 compared to $10,736,913 for the nine months ended September 30, 2000. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by accounting principles generally accepted in the United States of America.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $7,200,000, which had $496,488 outstanding at September 30, 2001.

On October 5, 2001, the Board of Directors modified the stock buy-back program (the "Program") adopted on September 22, 2000. Under the revised authorization, the Company is authorized to purchase up to 1,400,000 common shares in the open market through September 30, 2002 at an aggregate of not more than $2,300,000. During the nine months ended September 30, 2001, the Company purchased 468,462 common shares at an aggregate cost of $728,444. No shares were repurchased during the quarters ended September 30, 2001 and 2000.

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

Forward Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation, the impacts of the terrorist attacks of September 11, 2001 on the travel and hospitality industries; competition within the lodging industry, both on a local and national level; the duration and severity of the recent downturn in the economy; the seasonality of the hotel business; general real estate and economic conditions; the availability of capital for renovations; government and regulatory action; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Company. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                           PART II--OTHER INFORMATION

Items 1 to 5

         None


Item 6 -- Exhibits and Reports on Form 8-K.

     A.   Exhibits

         None.

     B.   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended September 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JANUS HOTELS AND RESORTS, INC.

Dated:  November 14, 2001              /s/ Richard A. Tonges
        -----------------
                                       Richard A. Tonges
                                       ----------------------------------------
                                       Treasurer and Vice President of Finance
                                       (Principal Financial and Accounting
                                       Officer)