Form 10-K
period 2001-12-31
JANUS HOTELS & RESORTS INC
filed 2002-03-28
CIK 1020359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $3,660,000, as of March 15, 2002. It is the position of the Company that the United States Lines, Inc. and United States Lines (S.A.), Inc. Reorganization Trust is not an affiliate.

Number of shares of common stock outstanding as of March 15, 2002: 7,242,524


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-13 of the Annual Report on Form 10-K as indicated herein.

                           Forward Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation, the impacts of the terrorist attacks of September 11, 2001 on the travel and hospitality industries; the factors described under the heading "Certain Business Considerations" below, including competition within the lodging industry, both on a local and national level; the duration and severity of the recent downturn in the economy; the seasonality of the hotel business; general real estate and economic conditions; the cost and availability of capital for scheduled maintenance, renovations and expansion; government and regulatory action affecting the hotel industry; the Company's ability to generate adequate working capital to sustain its operations, described under the heading "Liquidity and Capital Resources" below; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Company. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


                                     PART I

Item 1.  Business.

Introduction

Janus Hotels and Resorts, Inc. (the "Company" or "Janus"), a Delaware corporation, is in the business of operating and managing hotels. The Company has ownership interests in 14 hotels (the "Owned Hotels") and as of March 15, 2002 manages an additional 39 hotels (the hotels which are managed, but not owned, by the Company are referred to as the "Managed Hotels" and the Owned Hotels and Managed Hotels are collectively referred to as "Hotels").

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

In April 1997, the Company entered the hotel business by acquiring, from affiliates of Louis S. Beck ("Beck") and Harry G. Yeaggy ("Yeaggy"), certain assets relating to the hospitality business comprised of (i) six hotels and an 85% interest in a partnership that owns one hotel (the minority interest was acquired in 2001); (ii) a hotel management company; (iii) a management fee sharing arrangement with Summit Hotel Management Company, which has since been terminated; and (iv) two loans, one of which is secured by a first mortgage on a hotel, which was subsequently terminated based on a merger, and the other of which is secured by a first mortgage on a campground, which is personally guaranteed by Messrs. Beck and Yeaggy. In consideration therefor, Messrs. Beck and Yeaggy and Beck Hospitality III, Inc., a corporation wholly-owned by them, received shares of the Company's common stock, par value $.01 per share (the "Common Stock") and shares of the Series B preferred stock of the Company, par value $.01 per share (the "Series B Preferred Stock).

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

The Hospitality Business

     Owned Hotels

The Owned Hotels are located in five states and operate under franchise or membership agreements that provide for the use of the brand names Days Inn, Best Western, Holiday Inn and Comfort Inn. One of the Owned Hotels is located adjacent to the Paramount Kings Dominion amusement park near Richmond, Virginia. The remaining Owned Hotels are located near office parks, interstate highways, airports or tourist attractions in Ohio, Florida and North Carolina. The Owned Hotels generally offer remote control cable television, a swimming pool and, in many cases, restaurants. Some of them offer meeting and banquet facilities and room service.

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

The Company currently has franchise or membership relationships with Bass Hotels (Holiday Inn), Days Inn, Best Western, Choice Hotels (Comfort Inn), Ramada Inn and Red Roof. Franchise agreements may be terminated if, among other reasons, the Company breaches its obligations under the agreement, the hotel is not operated in the ordinary course of business or the Company becomes financially unstable. There can be no assurance that a desirable replacement would be available if any franchise agreements were to be terminated. Upon such termination with respect to the Company's Owned Hotels, the Company would incur the costs of signage removal and other expenses, possible lost revenues and the costs incidental to establishing new associations. Through the Managed Hotels, the Company has additional relationships with other franchisers, including Howard Johnson, Ramada, Wingate and Radisson.

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

Hotel Personnel. The majority of the personnel at the Hotels is provided by Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly-owned by Messrs. Beck and Yeaggy, pursuant to an agreement with the Company. The agreement has a term of one year and automatically renews for successive one-year terms, unless one party notifies the other to the contrary at least three months prior to the expiration date. The Company reimburses HELP the actual payroll costs, including payroll taxes, of the employees and pays HELP an administrative fee per person. In addition, the Company pays a premium for workers compensation insurance for the indemnification by HELP for all employer practices liability and work related injuries.

     Employees

As of December 31, 2001, approximately thirty full-time employees of the Company were engaged in management, business operations and administration of its hospitality business. In addition, at that date approximately 2,028 individuals employed by HELP provided services at the Hotels under a service agreement between HELP and the Company.

     Growth Strategy

Management of the Company intends to pursue a program of expanding its business of the management and/or acquisition of hotels, recreation, resorts, entertainment or other related entities through the marketing of its services to the owners of properties not owned by the Company and through the acquisition of properties either by itself or with other investors. The Company is engaged in a marketing program to expand selectively the number of hotels that it manages. Since entering the hospitality business in April 1997, and through December 31, 2001, the Company increased its number of Managed Hotels by eighteen. The Company also continues to review possible acquisitions of hospitality properties. There can be no assurance that the Company will be successful in pursuing its growth strategy due to the highly competitive nature of the market and the difficulties associated with raising capital or obtaining debt financing.

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

The Reorganization Trust was issued stock by both Janus and JI Subsidiary, which was intended by the Plan to be distributed to the former creditors of U.S. Lines and U.S. Lines (S.A.) as their claims were resolved. Five million shares of the Company's Common Stock was originally issued to the Reorganization Trust, all ultimately to be distributed to allowed creditors of U.S. Lines. As of December 31, 2001, with the exception of a fixed reserve of 352,850 shares established for the benefit of individuals who have asserted asbestos-related and other late-manifesting personal injury claims and approximately 11,500 shares tentatively committed to former creditors, all shares have been distributed by the Reorganization Trust to former creditors.

The resolution of the late-manifesting asbestos and other personal injury claims is delayed, in part, by a dispute between the Reorganization Trust and the insurance carriers of U.S. Lines over certain aspects of insurance coverage. This dispute has no impact upon the Company other than delaying identification of individual shareholders and prolonging the activities of the Reorganization Trust. However, by Order dated February 19, 2002, the United States Bankruptcy Court for the Southern District of New York authorized the Reorganization Trust to monetize the shares of Common Stock that it holds. Thus, the Reorganization Trust is now in the position to dispose of such shares.

The Trust Agreement provides for the Reorganization Trust to contribute to Janus and JI Subsidiary from time to time cash on hand that exceeds its projected liabilities and administrative requirements. Such contributions are to be made 90% to Janus and 10% to JI Subsidiary. Through December 31, 2001, an aggregate of approximately $15 million was transferred by the Reorganization Trust to the Company. The Company has not received an additional contribution for the past four years and does not anticipate additional transfers from the Reorganization Trust until there is a resolution of the insurance coverage issues.

As of December 31, 2001, the Reorganization Trust reported total cash and cash equivalents of $1,806,213 of which $419,363 was identified as "restricted funds". The principal unknown variable that could cause substantial depletion of the unrestricted available cash and cash equivalents is the remaining period of Reorganization Trust activity and the amount of professional fees necessary to resolve outstanding claims, particularly, any asbestos or other late-manifesting personal injury claims. No assurance can be given, nor is any assurance intended, that additional cash will become available to the Company from the Reorganization Trust or the amount of such additional cash, if any.

Certain Business Considerations

     Possible Need for Additional Financing

The Company has been substantially dependent upon mortgage loans for the financing of its real estate activities and internal cash flow for its working capital requirements. The Company anticipates that if it does not acquire additional hotel properties based on currently proposed plans and assumptions relating to it's the Company's operations, its available resources, including its current cash balances, will be sufficient to satisfy the Company's contemplated cash requirements for its current operations for at least the next 24 months. In the event that the Company acquires one or more hotels, or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing or curtail its activities. Any equity financing may involve substantial dilution to the interest of the Company's stockholders, and any debt financing could result in operational or financial restrictions on the Company. There can be no assurance that any additional financing will be available to the Company on acceptable terms or at all.

    Conflicts of Interest

Independent business interests of Messrs. Beck and Yeaggy may give rise to the possibility of conflicts of interest.

The Company relies upon Computel, which is wholly owned by Messrs. Beck and Yeaggy, and HELP, which is wholly owned by Messrs. Beck, Yeaggy and Richard A. Tonges ("Tonges"), for administrative and personnel services at the Hotels.

Conflicts may arise between the Company and Messrs. Beck, Yeaggy and Tonges in connection with the exercise of any rights or the conduct of any negotiations to extend, renew, terminate or amend the agreements between each of Computel and HELP and the Company, or the leases for the offices occupied by the Company in Boca Raton and Cincinnati which are leased from an affiliate of Messrs. Beck and Yeaggy. Conflicts may also arise between the Company and Messrs. Beck and Yeaggy in connection with certain mortgage indebtedness of the Company that is personally guaranteed by Messrs. Beck and Yeaggy, or in connection with the exercise by the Company of its rights with respect to a mortgage note and related mortgage on the undeveloped vacant ground in Kissimmee, Florida, which is owned by Messrs. Beck and Yeaggy.

Although management's recommendations on matters potentially involving conflicts of interest will be referred to the Audit Committee of the Board of Directors for review, there can be no assurance that any such conflicts will be resolved in favor of the Company.

     Operating Risks

The Company's business is subject to all of the risks inherent in the lodging industry. These risks include, among other things, adverse effects of general and local economic conditions, changes in local market conditions, cyclical overbuilding of hotel space, a reduction in local demand for hotel rooms, changes in travel patterns, the recurring need for renovations, refurbishment and improvements of hotel properties, changes in interest rates and the other terms and availability of credit. Changes in demographics or other changes in a hotel's local market could impact the convenience or desirability of a hotel, which, in turn, could affect the economic returns from the operation of a hotel. The operational expenses of a hotel cannot always be reduced when circumstances result in a reduction of revenue.

     Competition

The lodging industry is highly competitive in terms of both geographic markets and market segmentation. The Hotels are in the market segments known generally as full service, limited service and economy hotels. The Company competes with other franchisers of Six Continent Hotels (Holiday Inn), Days Inn, Knights Inn, Best Western, Choice Hotels (Comfort Inn) and Red Roof within the geographic markets of the applicable Hotels and operators of other similar service type hotels. The Managed Hotels cover the spectrum of market segments and include economy, limited service, full service mid-market hotels and higher rated luxury properties. Like the Company's Owned Hotels, the Managed Hotels compete, within their geographical markets, with other properties under the same franchise names, with properties operating under other franchise names and with independent operators. Many owners/managers of multiple hotel properties are larger than the Company and have greater financial and other resources and better access to the capital markets than the Company. Performance of the hotel industry has been historically cyclical and is affected by general economic conditions and by the local economy where each hotel is located. In addition, to remain competitive, hotels periodically must be renovated and modernized in order to compete with newer or more recently renovated facilities. Furthermore, shifts in demographics or other local market changes can reduce the economic returns from a hotel.

     Geographic Concentration of Hotels

Many of the Owned Hotels are located in Ohio. Such geographic concentration exposes the Company's operating results to events or conditions that specifically affect that area, such as local and regional economic, weather and other conditions. Adverse developments that specifically affect that area may have a material adverse effect on the results of operations of the Company.

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

     Ownership of Hotel Real Estate

The Company currently owns 14 hotels. Accordingly, the Company is subject to the risks associated with the ownership of real estate. These risks include, among others, changes in national, regional and local economies, changes in real estate market conditions, changes in the costs, terms and availability of credit, the potential for uninsured casualty or other losses and changes in or enactment of new laws or regulations affecting real estate. Many of these risks are beyond the control of the Company. Real estate is generally illiquid which could result in limitations on the ability of the Company to sell any one or more Owned Hotels if business conditions so required.

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

     No Limits on Indebtedness

Neither the Company's Restated Certificate of Incorporation, as amended, nor its by-laws limit the amount of indebtedness that the Company may incur. Subject to limitations it may agree to in debt instruments, the Company expects to incur additional debt in the future to finance acquisitions and renovations. The Company's continuing substantial indebtedness could increase its vulnerability to general economic and lodging industry conditions (including increases in interest rates) and could impair the Company's ability to obtain additional financing in the future and to take advantage of significant business opportunities that may arise. The Company's indebtedness is, and will likely continue to be, secured by mortgages on all of the Owned Hotels. Future indebtedness may require the Company to secure indebtedness with other assets of the Company, including its Management Agreements. There can be no assurance that the Company will be able to meet its debt service obligations and, to the extent that it cannot, the Company risks the loss of some or all of its assets, including the Owned Hotels, to foreclosure. Adverse economic conditions could cause the terms on which borrowings become available to be unfavorable. In such circumstances, if the Company is in need of capital to repay indebtedness in accordance with its terms or otherwise, it could be required to liquidate one or more investments in hotels at times that may not permit realization of the maximum return on such investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

     Control of the Company by Principal Officers

Messrs. Beck and Yeaggy beneficially own approximately 54% of the outstanding shares of the Common Stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Messrs. Beck and Yeaggy are also directors and executive officers of the Company. The concentration of ownership could delay or prevent a change in control of the Company.

     Dependence on Key Personnel

The Company believes that its success will depend to a significant extent on the efforts and abilities of certain of its senior management, particularly those of its Chairman of the Board and Chief Executive Officer, Louis S. Beck, its Vice Chairman, Harry Yeaggy, and its President, Michael M. Nanosky. The loss of any one of them or other key management or operations employees could have a material adverse effect on the Company's operating results and financial condition. There is strong competition for qualified management personnel, and the loss of key personnel or an inability on the Company's part to attract, retain and motivate key personnel could adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its existing key personnel or attract additional qualified personnel. The Company does not presently carry "key man" insurance on the lives of any of its key personnel.

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

     Dividends Unlikely

Since reorganization, the Company has never declared or paid dividends on the Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors. In addition, the Company may not pay any dividends on the Common Stock unless dividends on the outstanding preferred stock are current. The Company presently has 3,100 shares of preferred stock outstanding with an annual dividend expense of $232,500. The Company was current in the payment of dividends on the preferred stock as of December 31, 2001.

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

Item 2. Properties.

As of December 31, 2001, the Company owned the following fourteen hotels in five different states with a total of 2,274 rooms:

                                                                                         Year of Last
                                           No. of                                        Renovation/
Hotel Name                                  Rooms         Location                       Construction
--------------------------------         ----------       -------------------           ----------------
Best Western Cambridge                        95          Cambridge, OH                    1999 / 1973
Best Western Kings Quarters                   248         Doswell, VA                      2000 / 1977
Comfort Inn West                              134         Akron, OH                        2000 / 1989
Days Inn Cambridge                            103         Cambridge, OH                    1999 / 1973
Days Inn Cincinnati                           142         Sharonville, OH                  2000 / 1974
Days Inn Kings Island                         124         Mason, OH                        2000 / 1976
Days Inn Raleigh                              126         Raleigh, NC                      2000 / 1979
Days Inn RTP                                  110         Morrisville, NC                  2000 / 1987
Holiday Inn Express                           110         Juno Beach, FL                   2000 / 1989
Holiday Inn Hudson                            288         Hudson, OH                       1999 / 1967
Holiday Inn Independence                      364         Independence, OH                 1999 / 1974
Holiday Inn North Canton                      194         North Canton, OH                 2000 / 1970
Knights Inn Lafayette                         112         Lafayette, IN                    2000 / 1987
Red Roof Kings Island                         124         Mason, OH                        1999 / 1979


The Company conducts its corporate and business operations activities from offices in Cincinnati, OH and Boca Raton, FL. The Company leases 4,300 square feet of office space in Cincinnati, OH and 2,200 square feet of office space in Boca Raton, FL under leases which terminate on December 31, 2004. Both leases are from an affiliate of Messrs. Beck and Yeaggy.

Item 3.           Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to stockholders for a vote during the fourth quarter of 2001.

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

                                                        High              Low

     Quarter ended December 31, 2001                    $1.75            $1.10

     Quarter ended September 30, 2001                   $2.75            $1.05

     Quarter ended June 30, 2001                        $3.00            $1.44

     Quarter ended March 31, 2001                       $1.69            $1.25

     Quarter ended December 31, 2000                    $3.63            $1.16

     Quarter ended September 30, 2000                   $2.92            $1.03

     Quarter ended June 30, 2000                        $3.50            $2.03

     Quarter ended March 31, 2000                       $3.94            $2.00


Holders:

     As of March 15, 2002, there were approximately 846 holders of record of the Company's Common Stock.

Dividends:

     Since reorganization, the Company has never declared or paid dividends on its Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.           Selected Financial Data

                                                            Years ended December 31,
                             -------------------------------------------------------------------------------------------
                                    2001               2000              1999               1998              1997
                             -----------------  ----------------- -----------------  -----------------  ----------------
Total revenues                  $44,534,364       $ 49,768,643      $ 51,173,422       $ 29,056,825       $10,275,638

Operating income                  2,899,205          6,937,064         8,493,864          4,968,391         1,323,091

Income from
 continuing operations           (3,511,649)           996,588         1,632,584          1,751,055           423,965

Net income (loss)               $(3,081,814)      $  1,074,246      $  1,172,784       $  1,887,241       $  (562,744)

Income (loss) per
 common share -
 basic and diluted:
  Income (loss)  from
   contining operations              $(0.42)           $ (0.03)           $ 0.04             $ 0.11           $ (0.02)
  Net income (loss)                 $ (0.41)           $ (0.02)          $ (0.01)            $ 0.13           $ (0.15)


Total assets                    $11,691,123       $124,162,685      $127,692,489       $110,569,666       $61,404,126

Long-term debt                   33,817,936         64,946,400        67,933,460         60,582,883        17,866,318

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating results of each of the eight prior quarters. This information is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations of such periods.

                                                                     Fiscal 2001
                                      -------------------------------------------------------------------------
                                           First             Second              Third             Fourth
                                          Quarter            Quarter            Quarter            Quarter
                                      ----------------   ----------------   ----------------   ----------------
Total revenues                          $10,031,166        $11,977,886        $13,647,242        $ 8,878,070

Net income (loss)                          (668,039)          (346,293)           696,649         (2,764,131)

Net income (loss) applicable
to common stock                         $  (726,164)       $  (404,418)       $   638,524        $(2,822,256)

Income (loss) per common
share - basic and diluted               $     (0.09)       $     (0.05)       $      0.08        $     (0.36)




                                                                     Fiscal 2000
                                      -------------------------------------------------------------------------
                                           First             Second              Third             Fourth
                                          Quarter            Quarter            Quarter            Quarter
                                      ----------------   ----------------   ----------------   ----------------
Total revenues                          $10,929,450        $13,396,556        $15,108,836        $10,333,801

Net income (loss)                           110,990            428,077          1,377,820           (842,641)

Net income (loss) applicable
to common stock                         $  (203,787)       $   115,021        $ 1,060,456        $(1,160,006)

Income (loss) per common
share - basic and diluted               $     (0.02)       $      0.01        $      0.12        $     (0.13)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Significant Accounting Policies

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. Significant accounting policies and estimates that most impact our consolidated financial statements are those that relate to our property and equipment and income taxes.

Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Major renovations and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Repair and maintenance costs are generally charged to expense as incurred. Buildings, furniture and fixtures and equipment are depreciated using the straight-line method over the estimated useful lives as of the acquisition date or date of major renovation. Estimated useful lives of our buildings are forty years, and furniture and fixtures and equipment have useful lives ranging from five to fifteen years.

We evaluate the realizability of our long-lived assets, including furniture and fixtures and equipment, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss exists when estimated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Any impairment loss recognized represents the excess of the asset's carrying value as compared to its estimated fair value.

The Company accounts for income taxes pursuant to the asset and liability method which requires deferred tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Income tax credits attributable to benefits from net operating loss carryforwards or other temporary differences that existed at the time the Company adopted fresh-start accounting in February 1990 upon its bankruptcy reorganization are reflected as a contribution to stockholders' equity in the period in which the tax benefits are realized.

Overview

The operations of the Company are comprised primarily of the operations of Hotels.

The following charts present a summary of the operations of the Owned Hotels for the calendar years ended December 31, 2001 and 2000.

                                      2001

HOTEL AND LOCATION                                  RMS AVAIL.1       OCC%2         ADR3      Rev PAR4
------------------                                  -----------       -----         ----      --------
Days Inn, Sharonville, OH                                52,195        58%         $38.69      $22.42
Best Western Kings Quarters, Doswell, VA                 90,520        49%         $66.91      $32.99
Knights Inn, Lafayette, IN5                              11,396        56%         $34.39      $19.13
Days Inn Crabtree, Raleigh, NC                           44,530        61%         $45.21      $27.43
Days Inn RTP, Raleigh, NC                                40,515        86%         $68.04      $58.52
Holiday Inn, Independence, OH                           132,860        52%         $87.23      $45.69
Holiday Inn, North Canton, OH                            70,810        75%         $67.27      $50.70
Holiday Inn, Hudson, OH                                 105,120        49%         $76.03      $36.99
Comfort Inn, Akron, OH                                   48,180        49%         $56.43      $27.64
Holiday Inn Express, Juno Beach, FL                      39,420        67%         $73.89      $49.75
Red Roof Kings Island, Mason, OH                         45,260        44%         $47.27      $20.64
Days Inn Kings Island, Mason, OH                         45,260        58%         $49.01      $28.56
Days Inn Cambridge, Cambridge, OH                        37,258        40%         $50.46      $20.27
Best Western Cambridge, Cambridge, OH                    34,675        53%         $44.27      $23.48
Days Inn Pompano, Pompano Beach, FL6                     31,494        68%         $41.79      $28.34
Ramada Inn, Kent, OH7                                    18,392        35%         $52.18      $18.07


                                      2000

HOTEL AND LOCATION                                   RMS AVAIL.1        OCC%2         ADR3      Rev PAR4
------------------                                    -----------       -----         ----      --------
Days Inn, Sharonville, OH                                  52,338        61%         $41.23      $25.34
Best Western Kings Quarters, Doswell, VA                   90,768        47%         $66.30      $31.20
Knights Inn, Lafayette, IN                                 40,992        70%         $38.29      $26.74
Days Inn Crabtree, Raleigh, NC                             44,652        68%         $45.44      $30.93
Days Inn RTP, Raleigh, NC                                  40,626        89%         $70.78      $63.20
Holiday Inn, Independence, OH                             133,224        61%         $91.36      $55.42
Holiday Inn, North Canton, OH                              71,004        80%         $65.57      $52.78
Holiday Inn, Hudson, OH                                   105,408        52%         $82.46      $43.21
Comfort Inn, Akron, OH                                     48,312        59%         $59.53      $34.88
Days Inn East, Cincinnati, OH8                             15,531        64%         $41.08      $26.16
Holiday Inn Express, Juno Beach, FL                        39,528        78%         $62.36      $48.81
Red Roof Kings Island, Mason, OH                           45,384        45%         $48.63      $21.77
Days Inn Kings Island, Mason, OH                           45,384        54%         $52.30      $28.03
Days Inn Cambridge, Cambridge, OH                          37,332        36%         $53.24      $19.35
Best Western Cambridge, Cambridge, OH                      34,770        62%         $39.79      $24.54
Days Inn Pompano, Pompano Beach, FL                        63,684        66%         $36.88      $24.36


1 Calculation is based on number of hotel rooms in service multiplied by number of days in a year.
2 Total number of rooms sold during a year divided by the total number of rooms available in such year.
3 Average Daily Rate equals total room revenue (exclusive of taxes) during a year divided by rooms sold.
4 Revenue Per Available Room equals total room revenues (exclusive of taxes) during a year, divided by rooms available for sale during such year.
5    Hotel was leased April 13, 2001.
6    Hotel was sold June 30, 2001.
7    Hotel acquired September 1, 2001 and sold December 31, 2001.
8    Hotel was sold June 15, 2000.

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

During 2001, our business was negatively impacted by both the general economic downturn and the reduced travel and cancellations experienced after the terrorist attacks of September 11, 2001. Prior to that date, due to the general economic conditions, the Company implemented programs to reduce operating expenses at owned hotels. Management continues to monitor operations for cost savings and is pursuing new marketing initiatives to attract business.

In the discussion that follows, "comparable hotels" means only those hotels owned and operated by the Company since January 1, 2000 and still owned and operated as of December 31, 2001 .

Room and related services revenue decreased 13.3% to $30,293,370 from $34,947,912 in 2000. For comparable hotels: (i) the average daily room rate decreased to $64.45 for 2001 from $66.09 for 2000; (ii) occupancy decreased in 2001 to 56.0% from 60.1% in 2000; and (iii) room and related services revenue decreased 9.4% to $28,815,619 from $31,803,915 in 2000. Management believes that the decrease in occupancy was lessened to some extent by a reduction in room rates. However, this strategy was not entirely successful in overcoming the factors described in the opening paragraph.

Food and beverage revenues decreased 4.5% to $10,065,582 in 2001 from $10,544,317 in 2000. For comparable hotels, food and beverage revenues decreased 6.7%. These results reflected not only the effects of the slowing economy but also a decrease in the banquet business resulting from cancellations after the events of September 11, 2001.

Management fee income decreased 7.7% to $2,995,763 in 2001 from $3,246,814 in 2000. This decrease is primarily due to lower operating results at managed properties and a reduction in construction supervision fees. Excluding a significant short term agreement in effect from June 2001 through August 2001, management fees decreased 16.2%

Total direct operating expenses decreased 6.6% to $18,111,986 in 2001 from $19,381,405 in 2000 but increased as a percentage of room and related services and food and beverage revenues to 44.9% from 42.6%. For comparable hotels, total direct operating expenses decreased 4.5%. Front desk and housekeeping expenses were decreased to minimum support levels necessary to maintain customer service.

Occupancy expenses decreased 3.3% to $6,450,918 from $6,673,326 in 2000. Occupancy expenses increased 0.7% for comparable hotels as utility costs increased at various hotels as the underlying utility rates increased.

Selling, general and administrative expenses increased 1.5% to $12,192,890 in 2001 from $12,017,409 in 2000 and increased as a percentage of total revenues to 27.4% from 24.2%. Selling, general and administrative expenses increased 3.2% for comparable hotels as reductions in bad debts and franchise fees were offset by increases in legal fees and health insurance costs.

Depreciation decreased by $17,105 in 2001 from $3,900,642 in 2000. The decrease was primarily attributable to depreciation on hotel properties sold in 2001 and 2000, offset by depreciation on capital additions completed in 2001 and 2000.

An impairment loss of $627,263 was recognized in 2001 related to the Knights Inn hotel property. The amount of the loss was determined based on a comparison of the carrying value of the property with its fair value. This value was based on the purchase option included in a lease agreement for the property. The exercise period for the option is May 1, 2002 through May 31, 2002.

Interest income decreased to $605,357 in 2001 from $846,792 in 2000 as interest rates and funds on deposit decreased.

Interest expense increased to $6,851,400 in 2001 from $6,053,127 in 2000. The increase was attributable to the subordinated debt issued in exchange for the redemption of preferred stock held by the Company's controlling stockholders Messrs. Beck and Yeaggy, offset by the reduction of interest expense attributable to properties sold and amortization of principal in the ordinary course of business. A corresponding decrease in the preferred dividend resulted from the redemption of the preferred stock held by Messrs. Beck and Yeaggy.

Other expense in 2001 is a net loss of $164,811 from the sales of two hotel properties. A gain of $605,922 was recognized on the sale of the Ramada Inn Kent, while a loss of $770,733 was recognized on the sale of a 75% owned hotel property in Pompano Beach, FL.

Minority interest income was $206,455 in 2001 compared to minority interest expense of $74,034 in 2000. This change reflects the loss from operations and the loss from the sale of the Days Inn Pompano Beach hotel as of June 30, 2001, and the acquisition of the minority interest in the Kings Dominion Lodge partnership on March 1, 2001.

The Company's effective tax rate for continuing operations was (4.7)% in 2001 compared to 36.5% in 2000. This decrease is due to the loss from continuing operations.


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

Liquidity and Capital Resources

The Company's principal sources of liquidity are cash on hand (including escrow deposits and replacement reserves), cash from operations, earnings on invested cash and, when required, principally in connection with acquisitions, borrowings (consisting primarily of loans secured by mortgages on real property owned or to be acquired by the Company). The Company's continuing operations are funded through cash generated from its hotel operations. Acquisitions of hotels, if pursued by the Company, are expected to be financed through a combination of cash on hand, internally generated cash, issuance of equity securities and borrowings, some of which are likely to be secured by assets of the Company. There can be no assurance that credit will be available to the Company or, if available, that such credit will be available on terms and in amounts satisfactory to the Company.


Capital for improvements to Owned Hotels has been and is expected to be provided by a combination of internally generated cash, reserve replacement accounts and, if necessary and available, borrowings. The Company expects to spend approximately 4% to 5% of annual revenues from Owned Hotels for ongoing capital expenditures.

The Company maintains a number of commercial banking relationships and has aggregate lines of credit totaling $6,500,000. There is an outstanding balance of $1,855,609 on the lines of credit at December 31, 2001, most of which represents borrowings used to fund operations during the latter part of December 2001.

The Company evaluates opportunities to acquire additional hotel properties from time to time. If management identifies one or more properties as attractive acquisition candidates, the Company anticipates that it will be able to secure the capital required to close purchases through a combination of borrowing, internally generated cash and utilization of its common and/or preferred stock. There can be no assurance however that the Company will be able to negotiate sufficient borrowings to accomplish its acquisition program on terms and conditions acceptable to the Company. Further, any such borrowings may contain covenants that impose limitations on the Company that could constrain or prohibit the Company from making additional acquisitions as well as its ability to pay dividends or to make other distributions, incur additional indebtedness or obligations or to enter into other transactions that the Company may deem beneficial. Additionally, factors outside of the Company's control could affect its ability to secure additional funds on terms acceptable to the Company. Those factors include, without limitation, any increase in the rate of inflation and/or interest rates, localized or general economic dislocations, an economic downturn and regulatory changes constricting the availability of credit.

Contractual Obligations

The following table provides details regarding the Company's contractual cash obligations subsequent to December 31, 2001:

                                               Contractual Cash Obligations By Year
                                ------------------------------------------------------------------------------

                                      2002        2003 - 2004    2005 - 2006     Thereafter         Total
                                 --------------- -------------- -------------- ---------------- ---------------
Mortgage debt, fixed rate          $46,467,802     $1,502,687     $1,809,163      $13,639,422     $63,419,074
Mortgage debt, variable rate         1,501,735      1,150,860      1,863,571                        4,516,166
Subordinate debt                                                                   13,688,080      13,688,080
Capital leases                         732,766        164,153                                         896,919

                                    ----------      ---------      ---------       ----------      ----------
Total contractual cash
obligations                        $48,702,303     $2,817,700     $3,672,734      $27,327,502     $82,520,239
                                    ==========      =========      =========       ==========      ==========

At December 31, 2001, the Company was in default for nonpayment on four mortgage loans totaling $42,266,372 which are collateralized by hotel properties with a net book value of $41,253,001 in the vicinity of Cleveland, Ohio, but which are otherwise non-recourse to the other assets of the Company. Management suspended payments on these loans on November 1, 2001 as a means of inducing the mortgage loan servicer to engage in discussions regarding the renegotiation of the loans' interest rate. The Company and the mortgage loan servicer have entered into a pre-negotiation agreement which describes each party's rights and remedies under the current loan documents. Due to the Company's suspension of loan repayments, the outstanding indebtedness may be declared due and payable, in full, at any time. Accordingly, the amount of such indebtedness is included as a contractual obligation in 2002. Management believes that the applicable interest rate is substantially in excess of current market rates. However, substantial prepayment penalties preclude the possibility of refinancing these loans in the absence of cooperation by the existing lenders. The loans are held in a syndicated pool of commercial mortgage loans which makes the possibility of a modification of loan terms very difficult. Since November 1, 2001, all payments due under these loans were deposited into an interest-bearing escrow account controlled by the Company. While negotiations are continuing with the mortgage loan servicer, the Company is unable to predict at this time whether such discussions will result in modifications to the terms of the applicable mortgage loans. Moreover, management of the Company has not evaluated its options if the discussions with the mortgage loan servicer are fruitless.

Management of the Company believes that the cash flow from the Company's hotel operations, other than the hotel properties in the Cleveland vicinity, will be sufficient to make the required amortization payments on the applicable mortgage loans. Balloon payments required at the maturity of the non-self-amortizing loans will be made from cash on hand at the time or from the proceeds of refinancing. There can be no assurance that the Company will be able to obtain financing, or if obtained, on terms satisfactory to it.

Demand at many of the hotels is affected by seasonal patterns. Demand for hotel rooms in the industry generally tends to be lower during the first and fourth quarters and higher in the second and third quarters. Accordingly, the Company's revenues reflect this seasonality.

Historical Changes in Liquidity and Capital Resources

Total assets decreased from $124,162,685 at December 31, 2000 to $116,991,123 at December 31, 2001. The decrease in total assets was the result of decreases in property and equipment, net and offset by increases in restricted cash and accounts receivable.

Net cash provided by operating activities decreased to $2,824,913 for the year ended December 31, 2001 from $4,193,648 in the year ended December 31, 2000. The decrease is primarily the result of the net loss for 2001.

During the year ended December 31, 2001, the Company invested $2,478,673 in capital improvements for the Owned Hotels as part of its operating plan. The Company plans to spend $1,627,000 on capital improvements during the year ending December 31, 2002 as part of its continuing improvement plans for the Owned Hotels.

Effective January 1, 2001, in a transaction approved by the Company's Board of Directors and the Audit Committee, 13,688.08 shares of preferred stock held by the Company's controlling stockholders Messrs. Beck and Yeaggy were redeemed by the Company. The aggregate redemption price of $13,688,080 was paid in the form of subordinate promissory notes maturing on December 31, 2011. The notes bear interest at the rate of 7.5% per annum. Interest only is payable on a quarterly basis. If the redemption had occurred on January 1, 2000, income from continuing operations, on a pro forma basis, for the year ended December 31, 2000 would have been $342,527, or $0.01 per basic and diluted common shares. Long-term debt, net of current portion, at December 31, 2000, would have been $78,634,480 and total stockholders' equity would have been $32,897,304.

At a special meeting of stockholders on March 15, 2001, a Company proposal to redeem the common stock of stockholders holding fewer than 100 shares of the Company's common stock was approved. A total of 79,025 shares of common stock were redeemed at a cost of $189,593. These shares were retired and reduced the number of shares outstanding.

On October 5, 2001, the Board of Directors modified its previously approved stock buy-back program and authorized the Company to repurchase up to 1,400,000 shares of its common stock for an aggregate amount not to exceed $2,300,000. During 2001 the Company purchased 468,462 common shares at a cost of $728,444. In January 2002, the Company purchased an additional 680,862 common shares from Daewoo Corporation ("Daewoo") for $851,081 in a directly negotiated transaction. Prior to this transaction, Daewoo owned more than 5% of the outstanding shares of the Company's common stock. To date, a total of 1,320,024 common shares have been repurchased at a cost of $1,845,367. The Board of Directors has authorized management to engage in negotiations with the Reorganization Trust or another former creditor of U.S. Lines who remains a holder of a significant block of the Company's stock and who may be interested in the disposition of its shares.

Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which addresses financial accounting and reporting for business combinations and supersedes Accounting Principle Board ("APB") Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." Statement No. 141 applies to all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement No. 141 also changes the criteria to recognize intangible assets apart from goodwill. We adopted this statement on July 1, 2001. We have historically used the purchase method to account for business combinations and the adoption of this statement did not materially impact our financial position, cash flows or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" which requires that goodwill and certain intangibles not be amortized. Instead, these assets will be reviewed annually for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. This Statement applies to goodwill and certain intangible assets acquired prior to June 30, 2001 and was adopted by us on January 1, 2002. Because the amount for the amortization of goodwill is significant, we expect that adoption of this accounting standard will have the impact of reducing our amortization expense for goodwill and will have a material impact on our financial statements. For each of the years ended December 31, 1999, 2000 and 2001, the amount of amortization expense for goodwill was $200,681, which is included in amortization expense on the statement of operations. The required impairment test of goodwill may result in future period write-downs.

In order to complete the transitional assessment of goodwill, we will need to determine the carrying value of each reporting unit and the fair value of each reporting unit. It was initially determined that our hotel properties are considered one reporting unit. We will have up to six months from the date of adoption to finalize the determination of fair value of our reporting unit and compare it to the reporting unit's carrying amount. To the extent the reporting unit's carrying amount exceeds its fair value, the reporting unit's goodwill may be impaired and we must perform the second step of the transitional impairment test. In the second step, we must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in our consolidated statement of operations. As of the date of adoption, we have unamortized goodwill in the amount of $7,133,384. Preliminary tests indicate that there is no impairment; therefore, there should be no material impact on our financial position, cash flows or results of operations.


In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS 121") and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as defined in that Opinion). SFAS 144 retains the fundamental provisions of SFAS 121 concerning the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale but provides additional guidance with regard to discontinued operations and assets to be disposed of. Furthermore, SFAS 144 excludes goodwill from its scope and, therefore, eliminates the requirement under SFAS 121 to allocate goodwill to long-lived assets to be tested for impairment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS 144 on January 1, 2002 is not expected to have a material impact on our consolidated results of operations, cash flows or financial position.

Inflation

Although inflation has been relatively stable over the past two years and has not had any discernible effect on the Company's operations, an increase in the inflation rate could have a negative effect on the Company's operations and its ability to secure additional capital under terms and conditions acceptable to the Company or refinance indebtedness secured by the Owned Hotels. An increase in the rate of inflation could materially adversely affect the ability of the Company to expand its operations through the acquisition of additional hotel properties.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures.

None.

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

The material contained in "Election of Directors" and in "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on June 7, 2002 is hereby incorporated by reference.

Item 11.    Executive Compensation.

The material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on June 7, 2002 is hereby incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The material contained in "Voting Securities and Principal Holders Thereof" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on June 7, 2002 is hereby incorporated by reference.

Item 13.    Certain Relationships and Related Transactions.

The material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders to be held on June 7, 2002 is hereby incorporated by reference.

                                     PART IV

Item 14.         Exhibits, Lists and Reports on Form 8-K.


(a) Exhibits:  The exhibits listed in the accompanying index are filed as part of this report.

     Exhibit No.          Description
       3.1 Second Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to Form 10-Q of the Company for the quarter ended June 30, 2001.

       3.2 By-Laws incorporated by reference to Exhibit 3.2 to Form10-SB of the Company filed with the Securities and Exchange Commission on June 24, 1997.

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

       10.39        Directors' Stock Option Plan incorporated by reference to
                    Exhibit 10.39 to Form 10-Q of the Company for the quarter ended June 30, 2001

       21           Subsidiaries of the Company.

       23           Consent of Grant Thornton LLP

       24           Powers of Attorney.


(b) Reports on Form 8-K:

          There were no reports on Form 8-K filed for the period October 1, 2001 through December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JANUS HOTELS AND RESORTS, INC.


Dated:  March 28, 2002              /s/ Louis S. Beck
                                    -----------------------------------------
                                    Louis S. Beck
                                    Chairman and Chief Executive Officer


Dated:  March 28, 2002              /s/ Richard A. Tonges
                                    -----------------------------------------
                                    Richard A. Tonges
                                    Treasurer and Vice President of Finance
                                    (Principal Financial and Accounting Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated:  March 28, 2002                                  *
                                        --------------------------------------
                                        Michael M. Nanosky
                                        President and Director


Dated:  March 28, 2002                                  *
                                        --------------------------------------
                                        Harry G. Yeaggy
                                        Vice Chairman


Dated:  March 28, 2002                                  *
                                        --------------------------------------
                                        Arthur Lubell
                                        Director


Dated:  March 28, 2002                                  *
                                        --------------------------------------
                                        Richard P. Lerner
                                        Director



Dated:  March 28, 2002                                  *
                                        --------------------------------------
                                        Lucille Hart-Brown
                                        Director


Dated:  March 28, 2002                                  *
                                        --------------------------------------
                                        C. Scott Bartlett, Jr.
                                        Director

Dated:  March 28, 2002                                  *
                                        ---------------------------------------
                                        Stephen Grossman
                                        Director


Dated:  March 28, 2002                                  *
                                        ---------------------------------------
                                        Paul Tipps
                                        Director


Dated:  March 28, 2002                                  *
                                        ---------------------------------------
                                        Howard Nusbaum
                                        Director



* /s/ Richard A. Tonges
  --------------------------------
  Richard A. Tonges
  Attorney-in-Fact

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                       PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                F-2

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2001 AND 2000                  F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS
ENDED DECEMBER 31, 2001, 2000 AND 1999                                  F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR
THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999                        F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS
ENDED DECEMBER 31, 2001, 2000 AND 1999                                  F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Janus Hotels and Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Janus Hotels and Resorts, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Janus Hotels and Resorts, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.




/s/ GRANT THORNTON LLP
February 20, 2002

                          JANUS HOTELS AND RESORTS, INC.

                            CONSOLIDATED BALANCE SHEETS
                         AS OF DECEMBER 31, 2001 AND 2000

                                                                                         December 31,        December 31,
                                                                                             2001                2000
                                                                                         ------------        ------------
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                              $  7,097,345       $  8,244,481
   Restricted cash                                                                           2,405,747          1,330,350
   Accounts receivable                                                                       2,107,968          2,126,152
   Current portion of notes receivable                                                       2,208,716            100,384
   Other current assets                                                                        196,512            208,362
                                                                                           -----------        -----------
     Total current assets                                                                   14,016,288         12,009,729
                                                                                           -----------        -----------

Property and equipment, net                                                                 87,150,167         93,311,684
Mortgage notes receivable                                                                    3,029,629          3,138,345
Goodwill, net                                                                                7,133,384          7,334,064
Deferred tax asset                                                                              60,000          2,566,000
Replacement reserve                                                                          3,415,089          3,632,826
Other assets                                                                                 2,186,566          2,170,037
                                                                                           -----------        -----------
                                                                                          $116,991,123       $124,162,685
                                                                                           ===========        ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                        $  1,362,735       $          -
   Current maturity of accelerated long-term debt                                           42,266,372                  -
   Current portion of long-term debt                                                         5,073,196          3,659,241
   Accounts payable                                                                          2,743,269          2,342,183
   Accrued expenses                                                                          3,417,549          1,921,449
                                                                                           -----------        -----------
     Total current liabilities                                                              54,863,121          7,922,873
                                                                                           -----------        -----------

Long-term debt, net of current portion                                                      33,817,936         64,946,400
Deferred tax liabilities                                                                     2,282,000          2,250,000
Minority interest                                                                               91,113          2,540,028

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    3,100 and 16,788.08 shares issued and outstanding at December 31,
    2001 and 2000, respectively                                                                     31                168
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
    11,804,195 and 11,883,220 shares issued at December 31,
    2001 and 2000, respectively                                                                118,043            118,833
   Additional paid-in capital                                                               36,059,511         52,582,257
   Accumulated deficit                                                                      (7,791,473)        (4,477,159)
   Treasury stock, at cost, 3,880,809 and 3,412,47 common shares at
     December 31, 2001 and 2000, respectively                                               (2,449,159)        (1,720,715)
                                                                                           -----------        -----------
     Total stockholders' equity                                                             25,936,953         46,503,384
                                                                                           -----------        -----------
                                                                                          $116,991,123       $124,162,685
                                                                                           ===========        ===========

                  See notes to consolidated financial statements.

                        JANUS HOTELS AND RESORTS, INC.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 and 1999

                                                                                       2001             2000             1999
                                                                                 ---------------  ---------------  ---------------
Revenues:
   Room and related services                                                        $30,293,370      $34,947,912      $37,712,563
   Food and beverage                                                                 10,065,582       10,544,317       10,578,433
   Management fees                                                                    2,995,763        3,246,814        2,039,565
   Other                                                                              1,179,649        1,029,600          842,861
                                                                                     ----------       ----------       ----------
     Total revenues                                                                  44,534,364       49,768,643       51,173,422
                                                                                     ----------       ----------       ----------

Operating expenses:
   Direct:
     Room and related services                                                        7,926,500        9,027,084        9,341,472
     Food and beverage                                                                8,007,810        8,235,163        8,113,617
     Selling and general                                                              2,177,676        2,119,158        2,047,006
                                                                                     ----------       ----------       ----------
       Total direct expenses                                                         18,111,986       19,381,405       19,502,095
                                                                                     ----------       ----------       ----------
   Occupancy expenses                                                                 6,450,918        6,673,326        6,768,557
   Selling, general and administrative expenses                                      12,192,890       12,017,409       12,363,032
   Severance arrangement of former president                                                  -          500,000                -
   Impairment loss                                                                      627,263                -                -
   Depreciation                                                                       3,883,537        3,900,642        3,688,997
   Amortization                                                                         368,565          358,797          356,877
                                                                                     ----------       ----------       ----------
       Total operating expenses                                                      41,635,159       42,831,579       42,679,558
                                                                                     ----------       ----------       ----------

Operating income                                                                      2,899,205        6,937,064        8,493,864

Other income (expense):
   Interest expense                                                                  (6,851,400)      (6,053,127)      (6,597,088)
   Interest income                                                                      605,357          846,792          808,650
   Other                                                                               (164,811)         (45,107)         115,565
                                                                                     ----------       ----------       ----------
Income(loss) from continuing operations before income taxes and minority
  interest                                                                           (3,511,649)       1,685,622        2,820,991

Provision(credit) for income taxes                                                     (165,000)         615,000        1,153,801
                                                                                     ----------       ----------       ----------
Income(loss) from continuing operations before minority interest                     (3,346,649)       1,070,622        1,667,190

Minority interest                                                                      (206,455)          74,034           34,606
                                                                                     ----------       ----------       ----------
Income(loss) from continuing operations                                              (3,140,194)         996,588        1,632,584
Gain (loss) on disposal of discontinued operations, net of taxes                         58,380           77,658         (459,800)
                                                                                     ----------       ----------       ----------
Net income(loss)                                                                     (3,081,814)       1,074,246        1,172,784
Less preferred dividend requirement                                                     232,500        1,262,561        1,217,443
                                                                                     ----------       ----------       ----------
Net income (loss) applicable to common stock                                        $(3,314,314)     $  (188,315)     $   (44,659)
                                                                                     ==========       ==========       ==========

Basic income per common share:
   Income(loss) from continuing operations                                          $     (0.42)     $     (0.03)     $      0.04
   Gain (loss) on disposal of discontinued operations                                      0.01             0.01            (0.05)
                                                                                     ----------       ----------       ----------
   Net income (loss)                                                                $     (0.41)     $     (0.02)     $     (0.01)
                                                                                     ==========       ==========       ==========

Diluted income per common share:
   Income(loss) from continuing operations                                          $     (0.42)     $     (0.03)     $      0.04
   Gain (loss) on disposal of discontinued operations                                      0.01             0.01            (0.05)
                                                                                     ----------       ----------       ----------
   Net income (loss)                                                                $     (0.41)     $     (0.02)     $     (0.01)
                                                                                     ==========       ==========       ==========

Weighted average common shares:
   Basic                                                                              8,065,218        8,659,846        8,673,996
                                                                                      =========        =========        =========
   Diluted                                                                            8,065,218        8,659,846        8,673,996
                                                                                      =========        =========        =========

               See notes to consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                      Preferred Stock          Common Stock
                                    ------------------    ---------------------
                                                                                Additional
                                    Number of             Number of               Paid-in       Accumulated
                                     Shares   Amount      Shares     Amount       Capital         Deficit
                                    --------- ------    ----------  -------     ----------      -----------
Balance January 1, 1999             10,451.88   105     11,883,220  118,833     45,738,120      (4,244,185)
Net income                                                                                       1,172,784
Increase in deferred tax asset                                                     508,000
Shares issued for acquisition        6,336.20    63                              6,336,137
Common stock returned from Pre-Tek
 purchase for non-performance of
 earn out
Preferred stock dividends                                                                       (1,217,443)
                                     --------   ---     ----------  -------     ----------      ----------
Balance December 31, 1999           16,788.08   168     11,883,220  118,833     52,582,257      (4,288,844)

Net income                                                                                       1,074,246
Purchases of treasury stock
Preferred stock dividends                                                                       (1,262,561)
                                     --------   ---     ----------  -------     ----------      ----------
Balance  December 31, 2000          16,788.08   168     11,883,220  118,833     52,582,257      (4,477,159)

Net income (loss)                                                                               (3,081,814)
Decrease in deferred tax asset                                                  (2,646,000)
Purchases of treasury stock
Preferred stock dividends                                                                         (232,500)
Redemption of preferred stock      (13,688.08) (137)                           (13,687,943)
Redemption of common stock                                 (79,025)    (790)      (188,803)
                                     --------   ---     ----------  -------     ----------      ----------
Balance December 31, 2001            3,100.00  $ 31     11,804,195 $118,043    $36,059,511     $(7,791,473)
                                     ========   ===     ==========  =======     ==========      ==========

                                            Treasury Stock
                                      ------------------------

                                      Number of
                                         Shares         Amount          Total
                                      ---------      ----------      ----------
Balance January 1, 1999               3,192,128      (1,416,299)     40,196,574
Net income                                                            1,172,784
Increase in deferred tax asset                                          508,000
Shares issued for acquisition                                         6,336,200
Common stock returned from Pre-Tek
 purchase for non-performance of
 earn out                                20,000            (200)           (200)
Preferred stock dividends                                            (1,217,443)
                                      ---------      ----------      ----------
Balance December 31, 1999             3,212,128      (1,416,499)     46,995,915

Net income                                                            1,074,246
Purchases of treasury stock             200,219        (304,216)       (304,216)
Preferred stock dividends                                            (1,262,561)
                                      ---------      ----------      ----------
Balance  December 31, 2000            3,412,347      (1,720,715)     46,503,384

Net income (loss)                                                    (3,081,814)
Decrease in deferred tax asset                                       (2,646,000)
Purchases of treasury stock             468,462        (728,444)       (728,444)
Preferred stock dividends                                              (232,500)
Redemption of preferred stock                                       (13,688,080)
Redemption of common stock                                             (189,593)
                                      ---------      ----------      ----------
Balance December 31, 2001             3,880,809     $(2,449,159)    $25,936,953
                                      =========      ==========      ==========


                 See notes to consolidated financial statements.

                    JANUS HOTELS AND RESORTS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999


                                                                                2001             2000             1999
                                                                          ---------------  ---------------  ---------------
Operating activities:
Net income (loss)                                                           $(3,081,814)      $1,074,246      $ 1,172,784
Adjustments to reconcile net income  to net cash provided by (used in)
operating activities:
   Depreciation and amortization                                              3,883,537        3,900,642        3,688,997
   Impairment loss                                                              627,263                -                -
   Amortization of intangible assets                                            358,735          358,797          356,877
   Deferred taxes                                                              (108,000)         (95,275)         967,401
   Minority Interest                                                           (206,455)          74,034           34,606
   (Gain) loss on sale of hotel properties                                      164,811           45,107         (110,787)
   Discontinued operations                                                            -                -          499,800
Changes in operating assets and liabilities, excluding acquisitions:
   Accounts receivable                                                           18,184         (382,911)        (320,914)
   Other current assets                                                          11,850            3,720           27,124
   Other assets                                                                  41,573         (711,390)         638,526
   Accounts payable and accrued expenses                                      1,115,229          (73,322)      (1,458,009)
                                                                             ----------        ---------       ----------
      Net  cash provided by operating activities                              2,824,913        4,193,648        5,496,405
                                                                             ----------        ---------       ----------

Investing activities:
Acquisition of hospitality business, net of noncash consideration
 and cash acquired                                                                    -                -          462,008
Increase in notes receivable                                                          -                -         (250,000)
Purchases of property and equipment                                          (2,478,673)      (2,633,994)      (4,953,847)
Purchase of hotel property                                                   (1,700,000)               -                -
Proceeds from sale of property                                                2,375,000        2,700,000        4,250,000
Collections of notes receivable                                                 100,384          261,206          233,599
                                                                             ----------        ---------       ----------
      Net cash (used in) provided by investing activities                    (1,703,289)         327,212         (258,240)
                                                                             ----------        ---------       ----------

Financing activities:
Dividends paid                                                                 (232,500)      (1,262,561)      (1,217,443)
Increase in restricted cash                                                    (744,741)         (79,053)        (448,551)
Repurchase of common stock                                                     (728,444)        (304,216)              -
Redemption of common stock                                                     (189,593)              -                -
Proceeds of short-term borrowings                                             4,355,309               -                -
Repayment of short-term borrowings                                           (2,992,574)              -                -
Proceeds from long-term borrowings                                              497,266               -                -
Repayments of long-term borrowings                                           (2,233,483)      (3,490,437)      (7,096,024)
                                                                             ----------        ---------       ----------
      Net cash (used in) provided by financing activities                    (2,268,760)      (5,136,267)      (8,762,018)
                                                                             ----------        ---------       ----------

Increase (decrease) in cash and cash equivalents                             (1,147,136)        (615,407)      (3,523,853)

Cash and cash equivalents, beginning of period                                8,244,481        8,859,888       12,383,741

                                                                             ----------        ---------       ----------
Cash and cash equivalents, end of period                                    $ 7,097,345       $8,244,481      $ 8,859,888
                                                                             ==========        =========       ==========





           See notes to consolidated financial statements.

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization:

As of December 31, 2001, the continuing operations of Janus Hotels and Resorts, Inc. and its Subsidiaries ("Janus" or the "Company") were comprised primarily of the operations of thirteen hotels and a hotel management company which manages hotels for unrelated parties. Another owned hotel is leased to a third party. The Company's owned and managed hotels are located primarily in the Midwestern and Southeastern United States.

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

d) The interests of all holders of shares of the capital stock of USL and USL-SA were extinguished and the former creditors of USL and USL-SA became entitled to receive all of the shares of capital stock issued by Janus and JIS under the Plan, except for shares of JIS issued to Janus, and shares of Janus and JIS issued pursuant to the Plan to a subsidiary of Dyson-Kissner-Moran ("DKM"), a new investor; (e) the shares of capital stock of Janus and JIS issuable to the former creditors were initially issued to the Reorganization Trust as recordholder for reissuance to such creditors; and

(f) The Reorganization Trust contributed $3,000,000 of USL and USL-SA cash to capitalize Janus and JIS on February 23, 1990 and provided Janus and JIS with certain books and records, and all tax attributes and tax benefits, of USL and USL-SA; it also made cash contributions of approximately $7,491,000 and $7,622,000 to the capital of Janus and JIS in 1997 and 1996, respectively.

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

Impairment of long-lived assets: The Company applies the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as property and equipment and goodwill, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. As of December 31, 2001, there was no such impairment, except as discussed in Note 5.

Deferred loan costs: Costs incurred to obtain long-term financing are deferred and amortized using the straight-line method (which approximates the interest method) over the terms of the loans.

Revenue recognition: The Company recognizes all revenues on an accrual basis as earned.

Advertising costs: The costs of advertising and promotion are expensed as incurred. Advertising costs charged to operations, all of which were attributable to the Company's hotel operations, amounted to $980,851 in 2001, $951,758 in 2000 and $814,322 in 1999.

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

As explained in Note 1, the assets and liabilities of USL and USL-SA were initially transferred to the Reorganization Trust in February 1990. The Reorganization Trust is considered a grantor trust for income tax purposes. Accordingly, any taxable income or loss associated with the disposition of assets and the settlement of liabilities by the Reorganization Trust is recorded in the Federal income tax return of the Company; however, such assets and liabilities are not presented in these consolidated financial statements.

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


                                                       December 31,        December 31,        December 31,
                                                           2001                2000                1999
                                                      ----------------    ----------------    ----------------
Average shares outstanding-basic                         8,065,218           8,659,846           8,673,996
Effect of dilutive securities- dilutive shares
    contingently issuable upon the exercise of
    stock options and warrants                               -                   -                   -
                                                         ---------           ---------           ---------
Average shares outstanding- Assuming dilution            8,065,218           8,659,846           8,673,996
                                                         =========           =========           =========

New accounting pronouncements. In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS No.141 requires that all business combinations be accounted for by the purchase method and adds disclosure requirements related to business combination transactions. SFAS No. 141 also establishes criteria for the recognition of intangible assets apart from goodwill. This Statement applies to all business combinations for which the acquisition date was July 1, 2001 or later. We adopted this statement on July 1, 2001. We have historically used the purchase method to account for business combinations and the adoption of this statement did not materially impact our financial position, results of operations, or cash flows.

On June 30, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which establishes guidelines for the financial accounting and reporting of acquired goodwill and other intangibles. With the adoption of SFAS No. 142, goodwill is no longer subject to amortization; rather it will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company is required to adopt the provisions of this pronouncement no later than the beginning of 2002; however, goodwill and other intangible assets acquired after June 30, 2001, are subject immediately to the amortization provisions of this statement. The Company had no material acquisitions of goodwill or other intangibles in the second half of 2001. We will adopt the amortization provisions of SFAS No. 142 beginning in the first quarter of 2002. The Company believes adopting SFAS No. 142 will result in approximately a $200,681 pre-tax benefit to earnings in 2002.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement supersedes SFAS No. 121 and the Statement also supersedes APB No. 30 provisions related to the accounting and reporting for the disposal of a segment of a business. This Statement establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. The Statement retains most of the requirements in SFAS No. 121 related to the recognition of impairment of long-lived assets to be held and used. The Statement is effective for fiscal years beginning after December 15, 2001. Our adoption of SFAS No. 144 on January 1, 2002 is not expected to have a material impact on our financial position, results of operations, or cash flows.

Note 3 - Acquisitions and dispositions:

The Company continually monitors general economic conditions and the local economies where its hotels are located. When purchase offers for hotel properties present sufficient economic benefits over ownership or other market changes reduce economic returns, the properties are sold.

On September 1, 2001, the Company completed the acquisition of a 152-room hotel now known as Ramada Inn Kent. The purchase price of $1,700,000, which was allocated to the assets acquired, was paid in cash. The results of operations of the acquired hotel property are included in the consolidated financial statements from the effective date of acquisition. On December 30, 2001, this property was sold for $2,500,000 resulting in a gain of $605,922. The consideration was $400,000 cash and a $2,100,000 note receivable that is due and payable on March 31, 2002. The note has an interest rate of prime plus 2%.

On July 2, 2001, the Company sold a 75% owned hotel property located in Pompano Beach, FL. The hotel was sold for cash of $2,375,000 and resulted in a loss of $770,733.

On June 15, 2000, the Company disposed of a hotel property located in Cincinnati, Ohio. The hotel was sold for cash of $2,700,000 and resulted in a gain of $29,893.

On December 29, 1999, the Company disposed of a hotel property located in Michigan City, Indiana. The hotel was sold for $2,000,000 cash resulting in a gain of approximately $279,000.

On September 29, 1999, the Company disposed of a hotel property located in Westerville. Ohio. The hotel was sold for $2,500,000 resulting in a loss of approximately $168,000. The consideration was $2,250,000 cash and a $250,000 note receivable. The note had an interest rate of 10%. During the third quarter of 2000, an early payoff of the note receivable was received. The early payoff reflected a $75,000 discount which was included in other income.

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

Note 4 - Mortgage notes receivable:

The balances at December 31, 2001 and 2000 consisted of the following:

                                                                                  2001            2000
                                                                                  ----            ----
       Note secured by campground, with interest at 8%                         $3,138,345      $3,238,729
       Note secured by hotel property, with interest at prime plus 2%           2,100,000          -
                                                                                ---------       ---------
                                                 Total long-term receivable     5,238,345       3,238,729
       Less current portion                                                     2,208,716         100,384
                                                                                ---------       ---------
                                  Long-term portion, net of current portion    $3,029,629      $3,138,345
                                                                                =========       =========

The mortgage note for the campground is payable in monthly installments of principal and interest through April 2003 with final installments of remaining principal and interest due in May 2003. The mortgage note is secured by undeveloped vacant ground in Kissimmee, Florida. The ground is owned by an entity controlled by Messrs. Louis S. Beck ("Beck") and Harry G. Yeaggy ("Yeaggy") who together with their affiliates own in excess of 50% of the Company's common stock. Messrs. Beck and Yeaggy have personally guaranteed the mortgage note. The note secured by the hotel property accrues interest until its maturity on March 31, 2002.
Note 5 -- Property and equipment:

Property and equipment at December 31, 2001 and December 31, 2000 consisted of the following:

                                                           December 31,        December 31,
                                                               2001                2000
                                                          -------------       -------------
Land                                                       $ 14,913,015        $ 15,538,359
Hotels                                                       69,740,969          72,758,745
Hotel furniture and fixtures                                 14.935,617          14,317,153
Equipment and vehicles                                        1,320,324           1,003,791
                                                            -----------         -----------
                                                            100,909,925         103,618,048
Less accumulated depreciation and amortization               13,759,758          10,306,364
                                                            -----------         -----------
Totals                                                     $ 87,150,167        $ 93,311,684
                                                            ===========         ===========

In 2001, management's review of its long-lived assets for impairment indicated that the carrying value of the hotel property known as Knights Inn Lafayette ("Lafayette Property") was in excess of its fair value. The fair value of the Lafayette Property was based on a purchase option included in a five year lease agreement. The exercise period for the option is May 1, 2002 through May 31, 2002. The impairment loss was $627,263.

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

Note 6 -- Long-term debt:

Long-term debt at December 31 consisted of the following:

                                                               2001                 2000
                                                               ----                 ----
Fixed rate mortgage notes payable in monthly
  installments, including interest at rates ranging
  from 2.4% to 9.75%; the mortgage notes mature
  from May 2002 through March 2016                          $63,419,074          $63,822,094
Subordinated debt due December 2011 with
  quarterly interest payments; interest rate at
  7.5%                                                       13,688,080              -
Variable rate mortgage notes payable in monthly
  installments, including interest at rates varying
  with the prime commercial lending rate and
  rates on U.S. Treasury securities (the effective
  rates at December 31, 2001 ranged from 4.75%
  to 10.0%); the mortgage notes mature from
  June 2003 through April 2006                                3,153,431            4,203,332
Equipment notes with various maturities through
  December 2003 and interest at rates ranging
  from 8.98% to 15%                                             896,919              580,215
                                                             ----------           ----------
                                Total long-term debt         81,157,504           68,605,641
Less:
   Current maturity of accelerated long-term debt            42,266,372              -
   Current portion of long-term debt                          5,073,196            3,659,241
                                                             ----------           ----------
 Long-term debt, net of accelerated debt and                $33,817,936          $64,946,400
                             current portion                 ==========           ==========

At December 31, 2001, the Company was in default for nonpayment on four mortgage loans totaling $42,266,372 which are collateralized by hotel properties with a net book value of $41,253,001 in the vicinity of Cleveland, Ohio. Payments on these loans directly to the mortgagor were suspended on November 1, 2001 as attempts were being made to renegotiate the interest rate. All payments due under these loans are currently being deposited into an interest-bearing escrow account that is controlled by the Company. Currently, negotiations are continuing with the mortgagor, but the Company is not able to predict the results of these negotiations at this time.

Long-term debt is secured by the Company's notes, property and equipment. Principal payments in years subsequent to December 31, 2001 are as follows:

           Year Ending December 31              Amount
           -------------------------        ------------
                     2002
                                             $47,339,568
                     2003                      1,906,336
                     2004                        911,363
                     2005                        915,896
                     2006                      2,756,839


Note 7 -- Commitments and contingencies:

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

Note 8 - Income taxes:

For financial statement purposes, there was a credit for income taxes at December 31, 2001 and a provision for income taxes at December 31, 2000 and 1999. The utilization or expiration of the federal net operating loss carryforwards generated prior to the Company's reorganization in February 1990 will be reported as an increase or decrease in additional paid-in capital and not as a credit or expense in the results of operations. In 2001, the Company decreased additional paid-in-capital by $2,646,000 as a result of the expiration of federal net operating loss carryforwards. In 1999, the Company increased paid-in-capital by $508,000.

Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a change of more than 50% in the ownership of the corporation during a three-year period. As of December 31, 2001, management believes that such a change in ownership has not occurred. The provision(credit) for income taxes consists of the following:

                                                                      2001                2000               1999
                                                                      ----                ----               ----
     Federal income tax provision:
        Current                                                    $       -            $ 16,000         $  259,171
        Deferred                                                    (175,000)            404,000            628,000
                                                                    --------             -------          ---------
          Total federal income tax provision                        (175,000)            420,000            887,171
                                                                    --------             -------          ---------

     State and local income tax provision:
        Current                                                       10,000             290,275            356,496
        Deferred                                                           -             (95,275)           (89,866)
                                                                    --------             -------          ---------
          Total state and local provision                             10,000             195,000            266,630
                                                                    --------             -------          ---------

     Provision(credit) for income taxes                            $(165,000)           $615,000         $1,153,801
                                                                    ========             =======          =========

A reconciliation of the statutory Federal income tax rate of 34% to the effective tax rate for the provision for income taxes attributable to income from continuing operations follows:

                                                                    2001         2000         1999
                                                                   -------      ------      -------
     Statutory rate                                                 (34.0)%       34.0%        34.0%
     Nondeductible amortization of goodwill                           1.9          4.2          2.4
     State and local tax                                              0.2          7.6          6.2
     Gain (loss) on hotel properties sold                             9.7         (8.8)         7.9
     Minority interest acquisition                                    9.7           -            -
     Reorganization Trust loss                                       (6.7)       (15.2)        (9.7)
     Valuation allowance                                             12.5         14.7          0.1
     Other                                                            2.0           -            -
                                                                     ----         ----         ----
               Total                                                 (4.7)%       36.5%        40.9%
                                                                     ====         ====         ====

Deferred taxes at year-end were comprised of the following:

                                                                     2001                2000
                                                                 -----------        ------------
Deferred tax liabilities:
   Depreciation and other                                        $11,981,000         $11,356,000
                                                                  ----------          ----------
Deferred tax assets:
   Net operating loss carryforwards                                9,759,000          81,600,000
   Valuation allowance                                                                69,928,000
                                                                  ----------          ----------
     Net deferred tax assets                                       9,759,000          11,672,000
                                                                  ----------          ----------
                          Net deferred tax (liability) asset     $(2,222,000)        $   316,000
                                                                  ==========          ==========

At December 31, 2001, the Company had federal net operating loss carryforwards of $28,704,000 that expire beginning in 2002 through 2016. Although realization is not assured, the Company has concluded that it is more likely than not that the net operating loss carryforwards will be realized prior to their expiration dates. Therefore, no valuation allowance has been provided.

Note 9 -- Discontinued operations:

In April 1998, the Company entered into an agreement for the sale of its oil and gas services operations. An amendment to this agreement was completed in September 1999. As part of the amended agreement, the buyers had the right to make a payment of $356,372 on or before December 31, 1999 in settlement of a $500,000 note. If the payment was not made, the note would be paid out over a period of sixty months at an 8% rate of interest. As a result, a loss from disposal of discontinued operations of $500,000 has been accrued. The Company received $101,380 and $121,658 as a recovery on the note during 2001 and 2000, respectively.

Note 10 -- Fair value of financial instruments:

The Company assumes that the fair values of current assets and current liabilities are equal to their reported carrying amounts due to their relatively short period of maturity. The fair values of noncurrent financial assets and liabilities are as follows:

                                               2001                              2000
                                 ----------------------------      ----------------------------
                                 Carrying Amount   Fair Value      Carrying Amount   Fair Value
                                 --------------    ----------      --------------   -----------
Mortgage notes receivable          $ 5,238,345    $ 5,122,462        $ 3,238,729    $ 3,129,524

Long-term debt                      66,572,505     65,889,507         68,605,641     66,174,083

Subordinated debt                   13,688,080     13,833,658                -              -


Mortgage notes receivable and fixed rate long-term debt are valued based on the expected future cash flows discounted at risk adjusted rates. Variable rate mortgage notes are valued at their carrying amounts since they bear current interest rates. Equipment notes are valued at carrying amounts since determination of the fair value of capital lease is not practicable.

Note 11 -- Minority interest:

The Company owns an interest of approximately 90% in JIS. During 2001, the Company acquired the 15% minority interest in a hotel partnership and sold the property in a 75% owned corporation. The balance of the minority interest at December 31, 2001 and December 31, 2000 and the changes in the minority interest are set forth below:

                                             JIS      HOTEL PARTNERSHIPS         TOTAL
                                         ---------    -------------------    -------------
Balance at December 31, 1999              $91,113         $2,374,881           $2,465,994

Net income(loss)                                              74,034               74,034

                                           ------          ---------            ---------
Balance at December 31, 2000               91,113          2,448,915            2,540,028

Acquisition of minority interest                          (1,722,004)          (1,722,004)

Minority interest in property sold                          (520,456)            (520,456)

Net income(loss)                                            (206,455)            (206,455)

                                           ------          ---------           ---------
Balance at December 31, 2001              $91,113         $      -            $   91,113
                                           ======          =========           =========

Note 12 - Stockholders' equity:

Capital stock: Information regarding the capital stock of Janus follows:
   Preferred stock, par value $.01 per share; 5,000,000 shares authorized and 3,100 shares and 16,788.08 shares of Series B preferred stock were issued and outstanding at December 31, 2001 and 2000, respectively. The Series B preferred stock has a liquidating and redemption price of $1,000 per share. Holders of the Series B preferred stock are entitled to cumulative dividends at the annual rate of $75 per share. Unless dividends remain unpaid for a specified period, holders will not derive any voting rights from the Series B preferred stock. Effective January 1, 2001, 13,688.08 shares of preferred stock were redeemed by the Company. The aggregate redemption price of $13,688,080 was paid in the form of promissory notes maturing on December 31, 2011. The notes bear interest at the rate of 7.5% per annum. Interest only is payable on a quarterly basis.

   Common stock, par value $.01 per share; 15,000,000 shares authorized; 11,804,195 shares and 11,883,220 shares issued at December 31, 2001 and 2000, respectively; and 3,880,809 and 3,412,347 shares held as treasury shares at December 31, 2001 and 2000, respectively. At December 31, 2001 and 2000, the Reorganization Trust held shares of Janus common stock for possible future distribution under the Plan which the Reorganization Trust is required to vote in proportion to the votes cast by the Company's stockholders other than Messrs. Beck and Yeaggy.

   At a special meeting of stockholders on March 15, 2001, a Company proposal to redeem the common stock of stockholders holding fewer than 100 shares of the Company's common stock was approved. A total of 79,025 shares of common stock were redeemed at a cost of $189,593. These shares were retired and reduced the number of shares outstanding.

Warrants:

   In July 1996, the Company issued warrants to purchase 500,000 shares of Janus common stock, which were deemed to have a nominal fair value, as part of the consideration for the acquisition of Pre-Tek. All of the unexercised warrants to purchase 221,247 shares expired on July 15, 2001.

Note 13 -- Stock options and stock appreciation rights:

On June 7, 2001, the stockholders approved the adoption of the Janus Hotels and Resorts, Inc. Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the granting of options to members of the Board of Directors who are not employees of the Company or its subsidiaries ("Outside Directors"). The options granted under the Plan are nonstatutory stock options. The Board of Directors of the Company administers the Directors' Plan that will terminate on December 31, 2010.An aggregate of 300,000 shares of common stock is reserved for issuance under the Directors' Plan.

 Each Outside Director received an option for 15,000 shares of common stock at fair market value of $1.50 on April 2, 2001, the date of the grant, which are exercisable as follows: 5,000 shares immediately upon approval of the Plan by the stockholders of the Company and 5,000 shares on each of the first and second December 31 thereafter, provided that the optionee is a member of the Board of Directors on each such date. A new Outside Director will automatically receive an option for 15,000 shares of common stock on the date such person becomes a director, subject to the vesting described in the following paragraph.

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

The following summarizes the stock option transactions under the plans for the three years ended December 31, 2001:

                                                           Weighted
                                                            Average
                                                           Exercise
                                               Shares        Price
                                               ------      --------
Options outstanding January 1, 1999             4,000       $ 2.75
   Granted                                          -
   Exercised                                        -
   Forfeited                                        -
                                              -------
Options outstanding December 31, 1999           4,000         2.75
   Granted
   Exercised
   Forfeited                                   (4,000)
                                              -------
Options outstanding December 31, 2000               -            -
   Granted                                    120,000         1.50
   Exercised
   Forfeited                                  (10,000)        1.50
                                              -------
Options outstanding December 31, 2001         110,000       $ 1.50
                                              =======

Options exercisable December 31, 2001          75,000       $ 1.50
                                              =======

The weighted average contractual life of the outstanding options at December 31, 2001 is 9.25 years.

The weighted average fair value at date of grant for options granted during 2001 was $0.97. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions: (i) expected life - 5 years; (ii) interest rate - 3.0%; (iii) volatility - 78%; and, (iv) dividend yield - 0%. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for the award in 2001 consistent with the provisions of SFAS No. 123, the Company's pro forma net loss would have been $3,127,939, or $0.42 per common share.

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

Note 15  Supplemental Cash Flow Disclosures:

The following table illustrates the supplemental cash flow disclosures for the three years ended December 31, 2001:

Interest paid                                                             $ 6,271,156      $6,053,127      $ 6,597,088
                                                                           ==========       =========       ==========

Income taxes paid                                                         $   270,309      $  493,909      $   757,880
                                                                           ==========       =========       ==========

Noncash investing and financing transactions:
   Conversion of preferred stock to long-term debt                        $13,688,080      $        -      $         -
                                                                           ==========       =========       ==========
   Acquisition of minority interest through a note                        $   600,000      $        -      $         -
                                                                           ==========       =========       ==========
   Sale of hotel property through a note                                  $ 2,100,000      $        -      $         -
                                                                           ==========       =========       ==========
   Acquisitions of equipment through capital leases                       $         -      $  385,772      $         -
                                                                           ==========       =========       ==========

Noncash transactions:
   Acquisition of hospitality business
      Assets acquired                                                     $         -      $        -      $27,192,451
      Liabilities assumed                                                                                   20,856,251
                                                                                    -               -
                                                                           ----------       ---------       ----------
      Value of stock issued                                               $         -      $        -      $ 6,336,200
                                                                           ==========       =========       ==========

Note 16 -- Related party transactions:

The Company engages in various transactions with other entities in which Mr. Beck and Mr. Yeaggy have an interest. In addition to interest derived from the mortgages (see Note 4), results of operations in 2001, 2000 and 1999 include revenues and expenses derived from related party transactions as follows:

                                                      2001           2000            1999
                                                   -----------    -----------    --------------
Personnel leasing fees (a)                           $188,005       $213,979          $216,600

Management systems fees (b)                            37,065         38,137            68,202

Rent for office facilities and equipment               54,520         54,520            54,268

Airplane charges (c)                                  300,000        306,000           214,745

Management fee income (d)                               -0-            -0-             136,761

     (a) The Company pays administrative fees to Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly owned by Messrs. Beck, Yeaggy and Richard A. Tonges ("Tonges"), Chief Financial Officer of the Company, which provides the Company with personnel for the hotels it owns and manages. In addition, the Company reimburses HELP for the actual payments it makes to or on behalf of such employees.

     (b) The Company pays management systems fees for the use of a hotel property management system and related computer hardware and software under an agreement with Computel Computer Systems, Inc., a corporation wholly-owned by Messrs. Beck and Yeaggy.

     (c) The Company incurs charges from a company controlled by Mr. Beck for the use of an airplane by Company personnel.

     (d) The Company managed two hotels for entities controlled by Messrs. Beck and Yeaggy in 1999. Both hotels were sold prior to December 31, 1999.

At various times the Company may deposit funds in a financial institution that is controlled by Messrs. Beck and Yeaggy.

In January 2002, the Company entered into an agreement with Cunningham Consulting and Associates to prepare personal property tax returns and to analyze potential tax savings. The Company will pay fees for return preparation and contingent fees based on realized tax savings. An initial review indicates a savings in personal property taxes of approximately $100,000. Messrs. Beck and Tonges are minority owners in this company.