Form 10-Q
period 2002-03-31
JANUS HOTELS & RESORTS INC
filed 2002-05-13
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |


Number of shares of common stock outstanding as of May 3, 2002: 7,242,524

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2002



Part I.     Financial Information                                                    Page No.
                                                                                     --------
Item 1.     Financial Statements
              Unaudited Consolidated Balance Sheets As Of March 31, 2002
                and December 31, 2001                                                     3
              Unaudited Consolidated Statements Of Operations For The
                Three Months Ended March 31, 2002 and 2001                                4
              Unaudited Consolidated Statements Of Cash Flows For The
                Three Months Ended March 31, 2002 and 2001                                5
              Notes To Unaudited Consolidated Financial Statements                        6
Item 2.     Management's Discussion and Analysis Of Financial Condition
              and Results of Operations                                                   7
Part II.    Other Information
Items 1-5                                                                                10
Item 6.     Exhibits and Reports on Form 8-K                                             10
            Signature Page                                                               11

                          JANUS HOTELS AND RESORTS, INC.

                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                     AS OF MARCH 31, 2002 AND DECEMBER 31,2001

                                                                                           March 31,       December 31,
                                                                                             2002              2001
                                    ASSETS                                               ------------      ------------
Current assets:
   Cash and cash equivalents                                                             $  4,160,274      $  7,097,345
   Restricted cash                                                                          5,085,825         2,405,747
   Accounts receivable                                                                      2,407,062         2,107,968
   Current portion of notes receivable                                                        355,216         2,208,716
   Other current assets                                                                       185,649           196,512
                                                                                          -----------       -----------
     Total current assets                                                                  12,194,026        14,016,288
                                                                                          -----------       -----------

Property and equipment, net                                                                86,521,928        87,150,167
Mortgage notes receivable                                                                   3,006,457         3,029,629
Goodwill, net                                                                               7,133,384         7,133,384
Deferred tax asset                                                                             60,000            60,000
Replacement reserve                                                                         3,136,185         3,415,089
Other assets                                                                                2,519,362         2,186,566
                                                                                          -----------       -----------
                                                                                         $114,571,342      $116,991,123
                                                                                          ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                       $  1,310,366      $  1,362,735
   Current maturity of accelerated long-term debt                                          42,266,372        42,266,372
   Current portion of long-term debt                                                        5,000,640         5,073,196
   Accounts payable                                                                         1,980,634         2,743,269
   Accrued expenses                                                                         4,742,413         3,417,549
                                                                                          -----------       -----------
     Total current liabilities                                                             55,300,425        54,863,121
                                                                                          -----------       -----------

Long-term debt, net of current portion                                                     33,582,708        33,817,936
Deferred tax liabilities                                                                    2,282,000         2,282,000
Minority interest                                                                              91,113            91,113

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    3,100 and 16,788.08 shares issued and outstanding, respectively                                31                31
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,804,195 shares issued                                                                 118,043           118,043
   Additional paid-in capital                                                              36,059,511        36,059,511
   Accumulated deficit                                                                     (9,562,249)       (7,791,473)
   Treasury stock, 4,561,671 and 3,880,809 common shares, at cost, respectively            (3,300,240)       (2,449,159)
                                                                                          -----------       -----------
     Total stockholders' equity                                                            23,315,096        25,936,953
                                                                                          -----------       -----------
                                                                                         $114,571,342      $116,991,123
                                                                                          ===========       ===========

             See notes to unaudited consolidated financial statements.

                          JANUS HOTELS AND RESORTS, INC.

                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                                            2002            2001
                                                                                         -----------    -----------
Revenues:
   Room and related services                                                             $ 5,630,446    $ 6,769,278
   Food and beverage                                                                       2,139,341      2,256,979
   Management fees                                                                           655,742        772,435
   Other                                                                                     181,473        232,474
                                                                                          ----------     ----------
     Total revenues                                                                        8,607,002     10,031,166
                                                                                          ----------     ----------

Operating expenses:
   Direct:
     Room and related services                                                             1,487,141      1,888,409
     Food and beverage                                                                     1,691,957      1,812,992
     Selling and general                                                                     547,848        512,345
                                                                                          ----------     ----------
       Total direct expenses                                                               3,726,946      4,213,746
                                                                                          ----------     ----------
   Occupancy expenses                                                                      1,445,436      1,704,657
   Selling, general and administrative expenses                                            2,734,858      2,690,821
   Depreciation                                                                              973,834        966,530
   Amortization                                                                               46,131         87,958
                                                                                          ----------     ----------
       Total operating expenses                                                            8,927,205      9,663,712
                                                                                          ----------     ----------

Operating income(loss)                                                                      (320,203)       367,454

Other income (expense):
   Interest expense                                                                       (1,643,035)    (1,718,848)
   Interest income                                                                           120,762        172,755
   Other                                                                                     (49,590)             -
                                                                                          ----------     ----------
Income (loss) from continuing operations before income taxes and minority interest        (1,892,066)    (1,178,639)

Provision (credit) for income taxes                                                         (152,000)      (496,000)
                                                                                          ----------     ----------
Income (loss) from continuing operations before minority interest                         (1,740,066)      (682,639)

Minority interest                                                                                  -          2,815
                                                                                          ----------     ----------
Income (loss) from continuing operations                                                  (1,740,066)      (685,454)
Gain on disposal of discontinued operations, net of taxes                                     27,415         17,415
                                                                                          ----------     ----------
Net income (loss)                                                                         (1,712,651)      (668,039)
Less preferred dividend requirement                                                           58,125         58,125
                                                                                          ----------     ----------
Net income (loss) applicable to common stock                                             $(1,770,776)   $  (726,164)
                                                                                          ==========     ==========

Basic income (loss) per common share:
   Income (loss) from continuing operations                                                   $(0.24)        $(0.09)
   Gain on disposal of discontinued operations                                                     -              -
                                                                                               -----          -----
   Net income (loss)                                                                          $(0.24)        $(0.09)
                                                                                               =====          =====

Diluted income (loss) per common share:
   Income (loss) from continuing operations                                                   $(0.24)        $(0.09)
   Gain on disposal of discontinued operations                                                     -              -
                                                                                               -----          -----
   Net income (loss)                                                                          $(0.24)        $(0.09)
                                                                                               =====          =====

Weighted average common shares:
   Basic                                                                                   7,408,957      8,447,918
                                                                                           =========      =========
   Diluted                                                                                 7,408,957      8,447,918
                                                                                           =========      =========

             See notes to unaudited consolidated financial statements.

                              JANUS HOTELS AND RESORTS, INC.

                      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                                   2002             2001
                                                                                              ---------------  --------------
Operating activities:
Net income (loss)                                                                                $(1,712,651)     $  (668,039)
Adjustments to reconcile net income  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                     973,834          966,530
   Amortization of intangible assets                                                                  46,131           87,958
   Deferred taxes                                                                                          -         (391,000)
   Loss on note settlement                                                                            49,590                -
   Minority Interest                                                                                       -            2,815
Changes in operating assets and liabilities:
   Accounts receivable                                                                              (299,094)        (241,241)
   Other current assets                                                                               10,863           22,231
   Other asset                                                                                      (100,023)         352,639
   Accounts payable and accrued expenses                                                             504,104         (494,398)
                                                                                                  ----------       ----------
      Net  cash provided by (used in) operating activities                                          (527,246)        (362,505)
                                                                                                  ----------       ----------

Investing activities:
Purchases of property and equipment                                                                 (345,595)        (498,279)
Collections of notes receivable                                                                       23,172           23,173
                                                                                                  ----------       ----------
      Net cash used in investing activities                                                         (322,423)        (475,106)
                                                                                                  ----------       ----------

Financing activities:
Dividends paid                                                                                             -          (58,125)
(Increase) decrease in restricted cash                                                              (876,168)         737,216
Proceeds from short-term borrowings                                                                  203,814        1,983,010
Repayments of short-term borrowings                                                                 (256,183)      (1,858,831)
Repayments of long-term borrowings                                                                  (307,784)        (529,098)
Repurchase of common stock                                                                          (851,081)        (417,848)
                                                                                                  ----------       ----------
      Net cash used in financing activities                                                       (2,087,402)        (143,676)
                                                                                                  ----------       ----------

Decrease in cash and cash equivalents                                                             (2,937,071)        (981,287)

Cash and cash equivalents, beginning of period                                                     7,097,345        8,244,481

                                                                                                  ----------       ----------
Cash and cash equivalents, end of period                                                         $ 4,160,274      $ 7,263,194
                                                                                                  ==========       ==========

Supplemental disclosure of cash flow data:
   Interest paid                                                                                 $   535,847      $ 1,718,848
                                                                                                  ==========       ==========

   Taxes paid                                                                                    $    79,020      $   156,958
                                                                                                  ==========       ==========

Noncash investing and financing transactions:

  Conversion of preferred stock to long-tem debt                                                 $         -      $13,688,080
                                                                                                  ==========       ==========

  Acquisition of minority interest through a note                                                $         -      $   600,000
                                                                                                  ==========       ==========

  Dividends declared not paid                                                                    $    58,125      $         -
                                                                                                  ==========       ==========


                 See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of presentation:

         The consolidated financial statements included herein have been prepared by Janus Hotels and Resorts, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2001 previously filed with the Securities and Exchange Commission on Form 10-K.

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 2002 and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2002 and 2001. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

Note 2 - Organization:

         As of March 31, 2002, the continuing operations of the Company were comprised primarily of the operation of thirteen hotels and a hotel management company which manages hotels for unrelated parties. Another owned hotel is leased to a third party.

Note 3 - Mortgage notes receivable:

         The mortgage note receivable for the sale of the Ramada Inn Kent hotel was satisfied on March 29, 2002 by a cash payment of $1,819,249 and short-term notes totaling $246,500. The funds were not received until April 1, 2002. As a result, as of March 31, 2002, the cash payment is included in Restricted cash.

Note 4 - Goodwill

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $7,133,384 as of March 31, 2002, and was unchanged for the quarter then ended. The following table presents net income on a comparable basis, after adjustment for goodwill amortization:

                                                                         March 31,        March 31,
                                                                           2002             2001
                                                                       -----------       ---------
                Net income (loss) applicable to common stock:
                  As reported                                          $(1,770,776)      $(726,164)
                  Goodwill amortization, net of tax                              -          29,170

                                                                        ----------        --------
                  Adjusted  net income (loss)                          $(1,770,776)      $(696,994)
                                                                        ==========        ========

                Basic and diuted earnings (loss) per common share:
                  As reported                                               $(0.24)         $(0.09)
                                                                             =====           =====

                  As adjusted                                               $(0.24)         $(0.08)
                                                                             =====           =====

Note 5 - Income taxes:

         For the quarter ended March 31, 2002, the Company did not recognize a federal income tax benefit. The Company has concluded that it is more likely than not that the net operating loss for the quarter will not be realized prior to its expiration date. Therefore, a valuation allowance of $633,000 was established.

Note 6 - Litigation:

         The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's consolidated financial statements in subsequent years.

Note 7 - Subsequent event:

         In connection with the continuing negotiations with the loan servicer to reduce the interest rate on four mortgage loans on hotel properties in the vicinity of Cleveland, Ohio, management informally agreed with the loan servicer to remit any positive operating cash flow for an individual property, not to exceed the scheduled mortgage payment, until such time as a formal agreement is executed. For the five months commencing November 1, 2001, the Company withheld an aggregate of $2,447,379 in scheduled principal, interest and escrow payments. On April 16, 2002, in accordance with the informal agreement, the Company remitted $576,999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Significant Accounting Policies

For a description of critical accounting policies, including those which involve varying degrees of judgement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Overview

The operations of the Company are comprised primarily of the operations of owned hotels and the Company's management of hotels owned by third parties. In the discussion that follows, "comparable hotels" means only those hotels owned and operated by the Company since January 1, 2001 and still owned and operated as of March 31, 2002.

The Company had a net loss of $1,079,651 for the three months ended March 31, 2002 compared to a net loss of $668,039 for the three months ended March 31, 2001. These operating results reflect the impact of a weaker economy, primarily in business travel declines, and the residual effects of the terrorist attacks on September 11, 2001.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Room and related services revenue decreased 16.8% to $5,630,446 in 2002 from $6,769,278 in 2001. For comparable hotels: (i) the average daily room rate decreased to $59.62 for 2002 from $60.40 in 2001; (ii) occupancy decreased in 2002 to 47.9% from 48.2% in 2001; and (iii) room and related services revenue decreased 6.0% from $5,990,488 in 2001.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues decreased 5.2% to $2,139,341 in 2002 from $2,256,979 in 2001. This decrease is related primarily to decreased occupancy and lower catering sales.

Management fee income decreased 15.1% to $655,742 in 2002 from $772,435 in 2001. This decrease is due to lower operating results at the managed properties which were offset by slightly higher renovation fees.

Total direct operating expenses decreased 11.6% to $3,726,946 in 2002 from $4,213,746 in 2001 and increased as a percentage of room and related services and food and beverage revenues to 48.0% from 46.7%. Total direct operating expenses decreased 5.5% for comparable hotels.

Occupancy expenses decreased 15.2% to $1,445,436 from $1,704,657 in 2002. At comparable hotels occupancy expenses decreased 5.1%.

Selling, general and administrative expenses increased 1.6% to $2,734,858 in 2002 from $2,690,821 in 2001 and increased as a percentage of total revenues to 31.8% from 26.8%. For comparable hotels selling, general and administrative expenses increased 6.5%. This increase was attributable to higher wage, legal, professional, health insurance and general insurance costs.

Depreciation increased by $7,304 in 2002 from $966,530 in 2001. For comparable hotels depreciation increased $55,354.

Interest income decreased to $120,762 in 2002 from $172,755 in 2001. This decrease is due to lower available funds and to reduced interest rates.

Interest expense decreased to $1,643,035 in 2002 from $1,718,848 in 2001. The decrease was attributable to the property disposed of in 2001 and traditional amortization.

There was no minority interest expense in 2002 because during 2001 the Company acquired the minority interest in Kings Dominion partnership and sold the Days Inn Pompano hotel.

The Company has used an effective tax rate of 42% to calculate its tax credit for the three months ended March 31, 2002.

Liquidity and Capital Resources

Total assets decreased to $114,571,342 at March 31, 2002 from $116,991,123 at December 31, 2001.

Net cash used in operating activities was $527,246 in the three months ended March 31, 2002 compared to net cash used in operating activities of $362,505 in the three months ended March 31, 2001. The increase is primarily the result of the net loss for the three months ended March 31, 2002, the increase in accounts receivable and the decrease in accounts payable and accrued expenses.

Net cash used in investing activities decreased to $322,423 in the three months ended March 31, 2002 from $475,106 in the three months ended March 31, 2001 due to lower capital expenditures. The Company plans to spend an additional $1,282,000 on capital improvements during the remainder of 2002.

Net cash used in financing activities was $2,087,402 in the three months ended March 31, 2002 compared to $143,676 used in financing activities in the three months ended March 31, 2001. The change is the result of an increase in restricted cash and an increase in the repurchase of common stock. The increase in restricted cash primarily represents deposits into an interest-bearing escrow account controlled by the Company for payments on mortgage loans on which management suspended payment as described in the second following paragraph.

The mortgage note receivable for the sale of the Ramada Inn Kent hotel was satisfied on March 29, 2002 by a cash payment of $1,819,249 and short-term notes totaling $246,500. The funds were not received until April 1, 2002. As a result, as of March 31, 2002, the cash payment is included in Restricted cash. Settlement of the mortgage note resulted in a loss of $49,590, which is included in Other income (expense).

At March 31, 2002, the Company was in default for nonpayment on four mortgage loans totaling $42,266,372 which are collateralized by hotel properties with a net book value of $41,022,794 in the vicinity of Cleveland, Ohio, but which are otherwise non-recourse to the other assets of the Company. Management suspended payments on these loans on November 1, 2001 as a means of inducing the mortgage loan servicer to engage in discussions regarding the renegotiation of the loans' interest rate. The Company and the mortgage loan servicer have entered into a pre-negotiation agreement which describes each party's rights and remedies under the current loan documents. Due to the Company's suspension of loan repayments, the outstanding indebtedness may be declared due and payable, in full, at any time. Accordingly, the amount of such indebtedness is classified as a current liability as of March 31, 2002. Management believes that the applicable interest rate is substantially in excess of current market rates. However, substantial prepayment penalties preclude the possibility of refinancing these loans in the absence of cooperation by the existing lenders. The loans are held in a syndicated pool of commercial mortgage loans which makes the possibility of a modification of loan terms very difficult. While negotiations are continuing with the mortgage loan servicer, the Company is unable to predict at this time whether such discussions will result in modifications to the terms of the applicable mortgage loans. Moreover, management of the Company has not evaluated its options if the discussions with the mortgage loan servicer are fruitless. While negotiations continue, management has informally agreed with the mortgage loan servicer to make payments equal to the positive operating cash flow of an individual property not to exceed the scheduled mortgage payment until such time as a formal agreement is executed. At the date of filing this report, the total arrearage was $2,964,112.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $6,500,000, which had $1,799,324 outstanding at March 31, 2002.

The Company's contractual obligations at March 31, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods have not changed materially since December 31, 2001.

During the first quarter of 2002, the Company purchased 680,862 shares of its common stock for $851,081. As of March 31, 2002, approximately $455,000 remains under board authorization for common share repurchases.

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

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $699,762 during the three months ended March 31, 2002 compared to $1,421,942 for the three months ended March 31, 2001 due to the factors described above. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

Seasonality

Demand at many of the Company's hotels is affected by seasonal patterns. Demand for hotel rooms in the industry generally tends to be lower during the first and fourth quarters and higher in the second and third quarters. Accordingly, the Company's revenues reflect similar seasonality.

Forward Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation, the impacts of the terrorist attacks of September 11, 2001 on the travel and hospitality industries; the duration and severity of the recent downturn in the economy; the seasonality of the hotel business; general real estate and economic conditions; the cost and availability of capital for scheduled maintenance, renovations and expansion; government and regulatory action affecting the hotel industry; the Company's ability to generate adequate working capital to sustain its operations, described under the heading "Liquidity and Capital Resources" above; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Company. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                           PART II--OTHER INFORMATION

Items 1 to 2

         None

Item 3 - Defaults Upon Senior Securities

         At March 31, 2002, the Company was in default for nonpayment on four mortgage loans totaling $42,266,372 which are collateralized by hotel properties with a net book value of $41,022,794 in the vicinity of Cleveland, Ohio, but which are otherwise non-recourse to the other assets of the Company. Management suspended payments on these loans on November 1, 2001 as a means of inducing the mortgage loan servicer to engage in discussions regarding the renegotiation of the loans' interest rate. The Company and the mortgage loan servicer have entered into a pre-negotiation agreement which describes each party's rights and remedies under the current loan documents. Due to the Company's suspension of loan repayments, the outstanding indebtedness may be declared due and payable, in full, at any time. Accordingly, the amount of such indebtedness is classified as a current liability as of March 31, 2002. Management believes that the applicable interest rate is substantially in excess of current market rates. However, substantial prepayment penalties preclude the possibility of refinancing these loans in the absence of cooperation by the existing lenders. The loans are held in a syndicated pool of commercial mortgage loans which makes the possibility of a modification of loan terms very difficult. While negotiations are continuing with the mortgage loan servicer, the Company is unable to predict at this time whether such discussions will result in modifications to the terms of the applicable mortgage loans. Moreover, management of the Company has not evaluated its options if the discussions with the mortgage loan servicer are fruitless. While negotiations continue, management has informally agreed with the mortgage loan servicer to make payments equal to the positive operating cash flow of an individual property not to exceed the scheduled mortgage payment until such time as a formal agreement is executed. At the date of filing this report, the total arrearage was $2,964,112.

Items 4 and 5

         None

Item 6 -- Exhibits and Reports on Form 8-K.

     A.  Exhibits

          Exhibit No.      Description
          10.13            Lease agreement between the Company and Union Savings
                           Bank dated January 1, 1999.

          10.13(a) First lease amendment between the Company and Union Savings Bank dated January 1, 2002

          10.14 Lease agreement between the Company and Beck Group of Boca dated January 1, 2002


     B.  Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended March 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    JANUS HOTELS AND RESORTS, INC.

Dated:  May 13, 2002                /s/ Richard A. Tonges
        ------------
                                    Richard A. Tonges
                                    -------------------------------------------
                                    Treasurer and Vice President of Finance
                                    (Principal Financial and Accounting
                                    Officer)