Form 10-Q
period 2002-06-30
JANUS HOTELS & RESORTS INC
filed 2002-08-12
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Number of shares of common stock outstanding as of August 5, 2002: 7,173,985

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



  Part I.   Financial Information                                       Page No.
                                                                         ------
  Item 1.   Financial Statements
              Unaudited Consolidated Balance Sheets As Of June 30, 2002
                and December 31, 2001                                        3
              Unaudited Consolidated Statements Of Operations For The
                Three Months Ended June 30, 2002 and 2001                    4
              Unaudited Consolidated Statements Of Operations For The Six
                Months Ended June 30, 2002 and 2001                          5
              Unaudited Consolidated Statements Of Cash Flows For The Six
                Months ended June 30, 2002 and 2001                          6
              Notes To Unaudited Consolidated Financial Statements           7
  Item 2.   Management's Discussion and Analysis Of Financial Condition
              and Results of Operations                                     10
  Part II.  Other Information                                               14
            Signature Page                                                  15

                         JANUS HOTELS AND RESORTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2002 AND DECEMBER 31, 2001

                                                                                        June 30,         December 31,
                                                                                          2002               2001
                                                                                       -----------       ------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $  5,471,111      $  7,097,345
   Restricted cash                                                                       3,896,535         2,405,747
   Accounts receivable                                                                   2,347,133         2,107,968
   Current portion of notes receivable                                                     345,216         2,208,716
   Other current assets                                                                    184,600           196,512
                                                                                       -----------       -----------
     Total current assets                                                               12,244,595        14,016,288
                                                                                       -----------       -----------

Property and equipment, net                                                             85,984,210        87,150,167
Mortgage notes receivable                                                                2,983,284         3,029,629
Goodwill, net                                                                            7,133,384         7,133,384
Deferred tax asset                                                                         714,000            60,000
Replacement reserve                                                                      3,226,280         3,415,089
Other assets                                                                             2,358,904         2,186,566
                                                                                       -----------       -----------
                                                                                      $114,644,657      $116,991,123
                                                                                       ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                    $  1,352,960      $  1,362,735
   Current maturity of accelerated long-term debt                                       42,266,372        42,266,372
   Current portion of long-term debt                                                     5,431,091         5,073,196
   Accounts payable                                                                      2,475,414         2,743,269
   Accrued expenses                                                                      4,121,780         3,417,549
                                                                                       -----------       -----------
     Total current liabilities                                                          55,647,617        54,863,121
                                                                                       -----------       -----------

Long-term debt, net of current portion                                                  32,860,164        33,817,936
Deferred tax liabilities                                                                 2,282,000         2,282,000
Minority interest                                                                                -            91,113

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    3,100 shares issued and outstanding                                                         31                31
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,804,518 and 11,804,195 shares issued, respectively                                 118,046           118,043
   Additional paid-in capital                                                           36,059,991        36,059,511
   Accumulated deficit                                                                  (9,022,952)       (7,791,473)
   Treasury stock, 4,561,671 and 3,880,809 common shares, at cost, respectively         (3,300,240)       (2,449,159)
                                                                                       -----------       -----------
     Total stockholders' equity                                                         23,854,876        25,936,953
                                                                                       -----------       -----------
                                                                                      $114,644,657      $116,991,123
                                                                                       ===========       ===========


           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                          2002             2001
                                                                                      -----------      -----------
Revenues:
   Room and related services                                                          $ 7,558,999      $ 8,320,527
   Food and beverage                                                                    2,608,312        2,548,463
   Management fees                                                                        760,072          844,174
   Other                                                                                  230,204          264,722
                                                                                       ----------       ----------
     Total revenues                                                                    11,157,587       11,977,886
                                                                                       ----------       ----------

Operating expenses:
   Direct:
     Room and related services                                                          1,849,307        2,161,121
     Food and beverage                                                                  1,947,994        1,993,162
     Selling and general                                                                  603,864          531,799
                                                                                       ----------       ----------
       Total direct expenses                                                            4,401,165        4,686,082
                                                                                       ----------       ----------
   Occupancy expenses                                                                   1,360,963        1,525,729
   Selling, general and administrative expenses                                         2,904,150        3,024,399
   Depreciation                                                                           986,906          983,297
   Amortization                                                                            46,130           88,007
                                                                                       ----------       ----------
       Total operating expenses                                                         9,699,314       10,307,514
                                                                                       ----------       ----------

Operating income                                                                        1,458,273        1,670,372

Other income (expense):
   Interest expense                                                                    (1,649,093)      (1,711,232)
   Interest income                                                                         98,827          105,616
  Gain (loss) from sale of property                                                             -         (770,733)
                                                                                       ----------       ----------
Income (loss) from continuing operations before income taxes and minority interest        (91,993)        (705,977)

Provision (credit) for income taxes                                                      (672,000)        (133,000)
                                                                                       ----------       ----------
Income (loss) from continuing operations before minority interest                         580,007         (572,977)

Minority interest                                                                               -         (209,270)
                                                                                       ----------       ----------
Income (loss) from continuing operations                                                  580,007         (363,707)
Gain on disposal of discontinued operations, net of taxes                                  17,415           17,414
                                                                                       ----------       ----------
Net income (loss)                                                                         597,422         (346,293)
Less preferred dividend requirement                                                        58,125           58,125
                                                                                       ----------       ----------
Net income (loss) applicable to common stock                                          $   539,297      $  (404,418)
                                                                                       ==========       ==========

Basic income (loss) per common share:
   Income (loss) from continuing operations                                                $ 0.07          $ (0.05)
   Gain on disposal of discontinued operations                                                  -                -
                                                                                            -----           ------
   Net income (loss)                                                                       $ 0.07          $ (0.05)
                                                                                            ======          =======

Diluted income (loss) per common share:
   Income (loss) from continuing operations                                                $ 0.07          $ (0.05)
   Gain on disposal of discontinued operations                                                  -                -
                                                                                            -----           ------
   Net income (loss)                                                                       $ 0.07          $ (0.05)
                                                                                           ======          =======

Weighted average common shares:
   Basic                                                                                7,242,691        7,973,505
                                                                                        =========        =========
   Diluted                                                                              7,242,691        7,973,505
                                                                                        =========        =========


           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                                          2002             2001
                                                                                       --------          --------
Revenues:
   Room and related services                                                          $13,189,445      $15,089,805
   Food and beverage                                                                    4,747,653        4,805,442
   Management fees                                                                      1,415,814        1,616,609
   Other                                                                                  411,677          497,196
                                                                                       ----------       ----------
     Total revenues                                                                    19,764,589       22,009,052
                                                                                       ----------       ----------

Operating expenses:
   Direct:
     Room and related services                                                          3,336,448        4,049,530
     Food and beverage                                                                  3,639,951        3,806,154
     Selling and general                                                                1,151,712        1,044,144
                                                                                       ----------       ----------
       Total direct expenses                                                            8,128,111        8,899,828
                                                                                       ----------       ----------
   Occupancy expenses                                                                   2,806,399        3,230,386
   Selling, general and administrative expenses                                         5,639,008        5,715,220
   Depreciation                                                                         1,960,740        1,949,827
   Amortization                                                                            92,261          175,965
                                                                                       ----------       ----------
       Total operating expenses                                                        18,626,519       19,971,226
                                                                                       ----------       ----------

Operating income                                                                        1,138,070        2,037,826

Other income (expense):
   Interest expense                                                                    (3,292,128)      (3,430,080)
   Interest income                                                                        219,589          278,371
   Gain (loss) from sale of property                                                            -         (770,733)
   Other                                                                                  (49,590)               -
                                                                                       ----------       ----------
Income (loss) from continuing operations before income taxes and minority interest     (1,984,059)      (1,884,616)

Provision (credit) for income taxes                                                      (834,000)        (629,000)
                                                                                       ----------       ----------
Income (loss) from continuing operations before minority interest                      (1,150,059)      (1,255,616)

Minority interest                                                                               -         (206,455)
                                                                                       ----------       ----------
Income (loss) from continuing operations                                               (1,150,059)      (1,049,161)
Gain on disposal of discontinued operations, net of taxes                                  34,830           34,829
                                                                                       ----------       ----------
Net income (loss)                                                                      (1,115,229)      (1,014,332)
Less preferred dividend requirement                                                       116,250          116,250
                                                                                       ----------       ----------
Net income (loss) applicable to common stock                                          $(1,231,479)     $(1,130,582)
                                                                                       ==========       ==========

Basic income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.17)         $ (0.14)
   Gain on disposal of discontinued operations                                                  -                -
                                                                                           ------           ------
   Net income (loss)                                                                      $ (0.17)         $ (0.14)
                                                                                           ======           ======

Diluted income (loss) per common share:
   Income (loss) from continuing operations                                               $ (0.17)         $ (0.14)
   Gain on disposal of discontinued operations                                                  -                -
                                                                                           ------           ------
   Net income (loss)                                                                      $ (0.17)         $ (0.14)
                                                                                           ======           ======

Weighted average common shares:
   Basic                                                                                7,325,365        8,209,401
                                                                                        =========        =========
   Diluted                                                                              7,325,365        8,209,401
                                                                                        =========        =========

           See notes to unaudited consolidated financial statements.

                             JANUS HOTELS AND RESORTS, INC.

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                                  2002             2001
                                                                                               ----------       ---------
Operating activities:
Net income (loss)                                                                             $(1,115,229)     $(1,014,332)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                1,960,740        1,949,827
   Amortization of intangible assets                                                               93,500          175,965
   Deferred taxes                                                                                (654,000)        (494,000)
   Minority Interest                                                                                    -         (206,455)
   Loss on sale of property                                                                             -          770,733
   Loss on note settlement                                                                         49,590                -
Changes in operating assets and liabilities:
   Accounts receivable                                                                           (239,165)        (380,682)
   Other current assets                                                                            11,912            8,686
   Replacement reserve                                                                            188,809          495,489
   Other asset                                                                                   (265,838)        (375,431)
   Accounts payable and accrued expenses                                                          922,263          206,005
                                                                                               ----------       ----------
      Net  cash provided by operating activities                                                  952,582        1,135,805
                                                                                               ----------       ----------

Investing activities:
Purchases of property and equipment                                                              (794,783)      (1,406,325)
Deposit on property held for sale                                                                       -       (1,650,000)
Collections of notes receivable                                                                    56,345           46,346
                                                                                               ----------       ----------
      Net cash used in investing activities                                                      (738,438)      (3,009,979)
                                                                                               ----------       ----------

Financing activities:
Dividends paid                                                                                   (116,250)        (116,250)
Decrease (Increase) in restricted cash                                                           (263,878)         538,389
Repurchase of common stock                                                                       (851,081)        (728,444)
Redemption of common stock                                                                              -         (189,593)
Proceeds from short-term borrowings                                                             1,300,174        2,992,574
Repayments of short-term borrowings                                                            (1,309,949)      (1,947,129)
Proceeds from long-term borrowings                                                                      -          497,266
Repayments of long-term borrowings                                                               (599,877)      (1,393,912)
Other                                                                                                 483                -
                                                                                               ----------       ----------
      Net cash used in financing activities                                                    (1,840,378)        (347,099)
                                                                                               ----------       ----------

Decrease in cash and cash equivalents                                                          (1,626,234)      (2,221,273)

Cash and cash equivalents, beginning of period                                                  7,097,345        8,244,481

                                                                                               ----------       ----------
Cash and cash equivalents, end of period                                                      $ 5,471,111      $ 6,023,208
                                                                                               ==========       ==========

Supplemental disclosure of cash flow data:
Interest paid                                                                                 $ 1,585,161      $ 3,430,080
                                                                                               ==========       ==========
Taxes paid                                                                                    $   104,020      $   205,958
                                                                                               ==========       ==========

Noncash investing and financing transactions:

Conversion of preferred stock to long-term debt                                               $         -      $13,688,080
                                                                                               ==========       ==========

Acquisition of minority interest through a note                                               $         -      $   600,000
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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 2002 and the consolidated results of operations and cash flows for the three-month and six-month periods ended June 30, 2002 and 2001. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

Note 2 -- Organization:

         As of June 30, 2002, the continuing operations of the Company were comprised primarily of the operation of thirteen hotels and a hotel management company which manages hotels for unrelated parties. Another owned hotel is leased to a third party.

Note 3 - Mortgage notes receivable:

         The mortgage note receivable for the sale of the Ramada Inn Kent hotel was satisfied on March 29, 2002 by a cash payment of $1,819,249 and short-term notes totaling $246,500.

Note 4 - Goodwill

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $7,133,384 as of June 30, 2002, and was unchanged for the quarter and six months then ended. The following table presents net income on a comparable basis, after adjustment for goodwill amortization:

                                                 Three Months Ended                 Six Months Ended
                                              --------------------------     ----------------------------
                                               June 30,         June 30,         June 30,        June 30,
                                                2002             2001             2002            2001
                                              --------        ----------     -----------     -----------
Net income (loss) applicable to
common stock:
     As reported                              $539,297        $(404,418)     $(1,231,479)    $(1,130,582)
     Goodwill amortization, net of tax               -           29,170                -          58,340

                                               -------         --------       ----------      ----------
     Adjusted  net income (loss)              $539,297        $(375,248)     $(1,231,479)    $(1,072,242)
                                               =======         ========       ==========      ==========

Basic and diuted earnings (loss)
per common share:
     As reported                                $ 0.07          $ (0.05)         $ (0.17)        $ (0.14)
                                                 =====           ======           ======          ======

     As adjusted                                $ 0.07          $ (0.05)         $ (0.17)        $ (0.13)
                                                 =====           ======           ======          ======

Note 5 - Accelerated long-term debt:

         At June 30, 2002, the Company was in default for nonpayment on four mortgage loans totaling $42,266,372 which are collateralized by hotel properties with a net book value of $40,823,188 in the vicinity of Cleveland, Ohio, but which are otherwise non-recourse to the other assets of the Company. Commencing November 1, 2001, the Company withheld scheduled principal, interest and escrow payments with respect to these loans in order to induce the lender to engage in discussions regarding a reduction in debt service costs. Management believed that the fixed interest rate on the loans was in excess of current market rates and repayment of the notes was creating a deficit cash flow based on current economic conditions. The Company finalized a settlement agreement with the lender on August 2, 2002, and closed on short-term financing with The Provident Bank ("Provident") on July 31, 2002. The Company expects to have long-term financing in place by the end of the fourth quarter of 2002.

         Under the settlement agreement with the lender, the loans were assigned to Provident for a payment of $38,511,554, inclusive of a forbearance fee of $180,000 and miscellaneous costs. The Company and the lender exchanged mutual releases.

         The sources of the funds for this payment were as follows:

                  Loan from  Provident               $33,500,000
                  Payment by Company                   3,522,454
                  Replacement reserve                  1,489,100
                                                      ----------
                           Total                     $38,511,554

         The payment by the Company was made from funds set aside representing suspended payments.

         Provident modified the terms of the original loans by (i) reducing the aggregate outstanding principal balance to $33,500,000, (ii) changing the interest rate to a variable rate of the prime rate plus one half of one percent (.50%), (iii) requiring monthly principal payments based upon a 20 year amortization schedule, and (iv) changing the maturity date to August 1, 2003. The four loans continue to be cross-defaulted and cross-collateralized, meaning that if the Company fails to make payments with respect to any single property, all four loans will become immediately due and payable. Provident also required and received personal guaranties from the Company's majority stockholders, Louis S. Beck and Harry G. Yeaggy, Chairman of the Board / Chief Executive Officer and Vice Chairman of the Company, respectively.

         The payoff in accordance with the settlement agreement and the forgiveness of accrued interest and late fees, net of certain closing costs, results in a pre-tax gain of approximately $6,816,000 which will be reported in the third quarter of 2002. No currently payable federal taxes will result from this transaction as the Company has sufficient net operating losses that will be utilized. The settlement agreement triggered a test for recoverability of the Cleveland properties by the Company under the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The Company has determined that there is no impairment of the properties based on the test specified in FAS #144 and has obtained concurrence from its independent auditors. Until such time as long-term financing is obtained, the $33,500,000 loan from Provident will be classified as short-term debt in the balance sheet.

Note 6 - Minority interest:

         On June 7, 2002, JI Subsidiary, Inc., which was 90% owned by the Company, was dissolved. The amount due to minority stockholders was reclassified to accounts payable at June 30, 2002. Funds for distribution to minority stockholders were disbursed to the Company's transfer agent in July 2002.

Note 7 - Income taxes:

         For the quarter and six months ended June 30, 2002, the Company used an effective tax rate of 42%. The Company has concluded that it is more likely than not that the net operating loss for the quarter and six months will be realized prior to its expiration date.

Note 8 - Litigation:

         The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's consolidated financial statements in subsequent years.

Note 9 - Subsequent event:

         On July 12 and 26, 2002, the Company purchased a total of 68,862 shares of its common stock in the open market for $68,762.

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

Overview

The operations of the Company are comprised primarily of the operations of owned hotels and the Company's management of hotels owned by third parties. In the discussion that follows, "comparable hotels" means only those hotels owned and operated by the Company since January 1, 2001 and still owned and operated as of June 30, 2002.

The Company had net income of $597,422 for the three months ended June 30, 2002 compared to a net loss of $346,293 for the three months ended June 30, 2001. This change is attributable primarily to the loss on the sale of a property and the minority interest expense in 2001. The Company had a net loss of $1,115,229 for the six months ended June 30, 2002 compared to a net loss of $1,014,332 for the six months ended June 30, 2001. This change is attributable primarily to the items mentioned previously for the second quarter, lower year-to-date results at several hotel properties and increased insurance costs.

Three  Months  Ended June 30, 2002  Compared to the Three  Months Ended June 30,
2001

Room and related services revenue decreased 9.2% to $7,558,999 in 2002 from $8,320,527 in 2001. For comparable hotels: (i) the average daily room rate decreased to $61.96 for 2002 from $64.15 in 2001; (ii) occupancy decreased in 2002 to 61.5% from 61.8% in 2001; and (iii) room and related services revenue decreased 5.0% from $7,959,374 in 2001. The Company selectively lowered room rates in order to maintain occupancy rates at or near 2001 levels.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues increased 2.4% to $2,608,312 in 2002 from $2,548,463 in 2001.

Management fee income decreased 10.0% to $760,072 in 2002 from $844,174 in 2001. This decrease is primarily due to lower operating results at managed properties.

Total direct operating expenses decreased 6.1% to $4,401,165 in 2002 from $4,686,082 in 2001 but increased as a percentage of room and related services and food and beverage revenues to 43.3% from 43.1%. Total direct operating expenses decreased 2.5% for comparable hotels.

Occupancy expenses decreased 10.8% to $1,360,963 from $1,525,729 in 2002. At comparable hotels occupancy expenses decreased 3.8%.

Selling, general and administrative expenses decreased 4.0% to $2,904,150 in 2002 from $3,024,399 in 2001 but increased as a percentage of total revenues to 26.0% from 25.3%. For comparable hotels selling, general and administrative expenses decreased 0.9%.

Depreciation increased by $3,609 in 2002 from $983,297 in 2001. For comparable hotels depreciation increased $52,847.

Interest income decreased to $98,827 in 2002 from $105,616 in 2001. This decrease is due to lower available funds and reduced interest rates.

Interest expense decreased to $1,649,093 in 2002 from $1,711,232 in 2001. The decrease was attributable to traditional amortization.

There was no minority interest expense in 2002 because during 2001 the Company acquired the minority interest in Kings Dominion partnership and sold the Days Inn Pompano hotel.

The Company used an effective tax rate of 42% to calculate its tax provision for the three months ended June 30, 2002. The Company has concluded that it is more likely than not that the net operating loss for the quarter will be realized prior to its expiration date.


Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Room and related services revenue decreased 12.6% to $13,189,445 in 2002 from $15,089,805 in 2001. For comparable hotels: (i) the average daily room rate decreased to $60.94 for 2002 from $63.92 in 2001; (ii) occupancy decreased in 2002 to 54.8% from 55.0% in 2001; and (iii) room and related services revenue decreased 5.5% from $13,949,862 in 2001.

Food and beverage revenues decreased 1.2% to $4,747,653 in 2002 from $4,805442 in 2001. This increase is related primarily to decreased occupancy.

Management fee income decreased 12.4% to $1,415,814 in 2002 from $1,616,609 in 2001. This decrease is primarily due to lower operating results at managed properties which was offset by higher construction supervision fees.

Total direct operating expenses decreased 8.7% to $8,128,111 in 2002 from $8,899,828 in 2001 but increased as a percentage of room and related services and food and beverage revenues to 45.3% from 44.7%. Total direct operating expenses decreased 3.9% for comparable hotels.

Occupancy expenses decreased 13.1% to $2,806,399 from $3,230,386 in 2002. At comparable hotels occupancy expenses decreased 4.4%.

Selling, general and administrative expenses decreased 1.3% to $5,639,008 in 2002 from $5,715,220 in 2001 but increased as a percentage of total revenues to 28.5% from 26.0%. For comparable hotels selling, general and administrative expenses increased 2.6%. This increase was attributable to higher wage, professional, health insurance and general insurance costs.

Depreciation increased by $10,913 in 2002 from $1,949,827 in 2001. For comparable hotels depreciation increased $107,201.

Interest income decreased to $219,589 in 2002 from $278,371 in 2001. This decrease is due to lower available funds and reduced interest rates.

Interest expense decreased to $3,292,128 in 2002 from $3,430,080 in 2001. The decrease was attributable to traditional amortization.

There was no minority interest expense in 2002 because during 2001 the Company acquired the minority interest in Kings Dominion partnership and sold the Days Inn Pompano hotel.

The Company has used an effective tax rate of 42% to calculate its tax credit for the six months ended June 30, 2002. The Company has concluded that it is more likely than not that the net operating loss for the quarter will be realized prior to its expiration date.

Liquidity and Capital Resources

Total assets decreased to $114,644,657 at June 30, 2002 from $116,991,123 at December 31, 2001.

Net cash provided by operating activities decreased to $952,582 in the six months ended June 30, 2002 from $1,135,805 in the six months ended June 30, 2001. The decrease is primarily the result of the greater loss for the six months ended June 30, 2002.

Net cash used in investing activities was $738,438 in the six months ended June 30, 2002 compared to cash used in investing activities of $3,009,979 in the six months ended June 30, 2001. This change is principally attributable to the lower capital expenditures in 2002 and the deposit on property held for sale in 2001. The Company plans to spend an additional $832,000 on capital improvements during the remainder of 2002.

Net cash used in financing activities was $1,840,378 in the six months ended June 30, 2002 compared to $347,099 used in financing activities in the six months ended June 30, 2001. The change is the result of lower repayments on long-term borrowings, as described in the second following paragraph, and the increase in restricted cash compared to the decrease in 2001.

The mortgage note receivable for the sale of the Ramada Inn Kent hotel was satisfied on March 29, 2002 by a cash payment of $1,819,249 and short-term notes totaling $246,500. Settlement of the mortgage note resulted in a loss of $49,590, which is included in Other income (expense).

At June 30, 2002, the Company was in default for nonpayment on four mortgage loans totaling $42,266,372 which are collateralized by hotel properties with a net book value of $40,823,188 in the vicinity of Cleveland, Ohio, but which are otherwise non-recourse to the other assets of the Company. Commencing November 1, 2001, the Company withheld scheduled principal, interest and escrow payments with respect to these loans in order to induce the lender to engage in discussions regarding a reduction in debt service costs. Management believed that the fixed interest rate on the loans was in excess of current market rates and repayment of the notes was creating a deficit cash flow based on current economic conditions. The Company finalized a settlement agreement with the lender on August 2, 2002, and closed on short-term financing with The Provident Bank ("Provident") on July 31, 2002. The Company expects to have long-term financing in place by the end of the fourth quarter of 2002.

Under the settlement agreement with the mortgage loan servicer, the loans were assigned to Provident for a payment of $38,511,554, inclusive of a forbearance fee of $180,000 and miscellaneous costs. The Company and the lender exchanged mutual releases.

The sources of the funds for this payment were as follows:

                  Loan from  Provident               $33,500,000
                  Payment by Company                   3,522,454
                  Replacement reserve                  1,489,100
                                                      ----------
                           Total                     $38,511,554

The payment by the Company was made from funds set aside representing suspended payments.

Provident modified the terms of the original loans by (i) reducing the aggregate outstanding principal balance to $33,500,000, (ii) changing the interest rate to a variable rate of the prime rate plus one half of one percent (.50%), (iii) requiring monthly principal payments based upon a 20 year amortization schedule, and (iv) changing the maturity date to August 1, 2003. The four loans continue to be cross-defaulted and cross-collateralized, meaning that if the Company fails to make payments with respect to any single property, all four loans will become immediately due and payable. Provident also required and received personal guaranties from the Company's majority stockholders, Louis S. Beck and Harry G. Yeaggy, Chairman of the Board / Chief Executive Officer and Vice Chairman of the Company, respectively.

The payoff in accordance with the settlement agreement and the forgiveness of accrued interest and late fees, net of certain closing costs, results in a pre-tax gain of approximately $6,816,000 which will be reported in the third quarter of 2002. No currently payable federal taxes will result from this transaction as the Company has sufficient net operating losses that will be utilized. The settlement agreement triggered a test for recoverability of the Cleveland properties by the Company under the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The Company has determined that there is no impairment of the properties based on the test specified in FAS #144 and has obtained concurrence from its independent auditors. Until such time as long-term financing is obtained, the $33,500,000 loan from Provident will be classified as short-term debt in the balance sheet.

Based upon the current prime rate of 4.75% and the reduction of principal balance from $42,266,372 to $33,500,000, the Company's monthly principal and interest payments with respect to the four properties will be $225,738, as compared to $342,227, prior to the refinancing. The amount of the monthly payment will increase or decrease if there is a change in the prime rate.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $3,191,071 during the six months ended June 30, 2002 compared to $4,163,618 for the six months ended June 30, 2001. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $6,500,000, which had $1,838,225 outstanding at June 30, 2002.

The Company's contractual obligations at June 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods have not changed materially since December 31, 2001.

In July of 2002, the Company purchased a total of 68,862 shares of its common stock in the open market for $68,762 at prices between $0.90 and $0.95 per share plus broker fees. At the date of filing this report, approximately $386,000 remains under board authorization for common share repurchases.

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

Forward Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation, the impacts of the terrorist attacks of September 11, 2001 on the travel and hospitality industries; the duration and severity of the recent downturn in the economy; the availability and cost of long-term financing for the Company's hotel properties; the seasonality of the hotel business; general real estate and economic conditions; the cost and availability of capital for scheduled maintenance, renovations and expansion; government and regulatory action affecting the hotel industry; the Company's ability to generate adequate working capital to sustain its operations, described under the heading "Liquidity and Capital Resources" above; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Company. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                           PART II--OTHER INFORMATION

Items 1 to 3

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders on June 7, 2002. The following are the results of matters submitted to stockholders for a vote:

         Matter                                     For         Withheld
         ------                                     ---         --------
         Election of Directors:
         Class C Directors
         -----------------
         Stephen B. Grossman                     6,201,875       13,477
         Michael M. Nanosky                      6,201,875       13,477
         Harry G. Yeaggy                         6,201,875       13,477

                                                For          Against     Abstain
                                                ---          -------     -------

         Ratification of the appointment of
         Grant Thornton LLP as independent
         auditors for the year ending
         December 31, 2002                   6,207,439        3,892       4,021

         The following directors terms of office continued after the meeting:

         Class A Directors (term expiring at 2003 Annual Meeting)
         -----------------

         C. Scott Bartlett, Jr..
         Louis S. Beck
         Lucille Hart-Brown
         Richard P. Lerner

         Class B Directors (term expiring at 2004 Annual Meeting)
         -----------------

         Arthur Lubell
         Howard C. Nussbaum
         Paul Tipps

Item 5 - Other Information

         None

Item 6 -- Exhibits and Reports on Form 8-K.

     A.   Exhibits

         The following exhibits are filed as part of this report:

        Exhibit No.          Description
        10.14                Lease agreement between the Company and Beck Group
                             of Boca dated April 1, 2002
        99.1                 Certification of Chief Executive Officer
        99.2                 Certification of Chief Financial Officer


     B.   Reports on Form 8-K

         There were no reports on Form 8-K filed during the three months ended June 30, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          JANUS HOTELS AND RESORTS, INC.

Dated:  August 12, 2002             /s/ Richard A. Tonges
        ---------------
                                    Richard A. Tonges
                                    -------------------------------------------
                                    Treasurer and Vice President of Finance
                                    (Principal Financial and Accounting
                                    Officer)