Form 10-Q
period 2002-09-30
JANUS HOTELS & RESORTS INC
filed 2002-10-30
CIK 1020359

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

Number of shares of common stock outstanding as of October 18, 2002: 6,350,340

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002



  Part I.        Financial Information                                                 Page No.
  Item 1.        Financial Statements
                   Unaudited Consolidated Balance Sheets As Of September 30, 2002
                      and December 31, 2001                                                3
                   Unaudited Consolidated Statements Of Operations For The Three
                      Months Ended September 30, 2002 and 2001                             4
                   Unaudited Consolidated Statements Of Operations For The Nine
                      Months Ended September 30, 2002 and 2001                             5
                   Unaudited Consolidated Statements Of Cash Flows For The Nine
                      Months ended September 30, 2002 and 2001                             6
                   Notes To Unaudited Consolidated Financial Statements                    7
  Item 2.        Management's Discussion and Analysis Of Financial Condition and
                   Results of Operations                                                   10
  Part II.       Other Information                                                         14
                 Signature Page                                                            14

                         JANUS HOTELS AND RESORTS, INC.

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                 AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                                                                                      September 30,      December 31,
                                                                                           2002              2001
                                                                                       -----------      -------------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                          $  2,881,122      $  7,097,345
   Restricted cash                                                                       1,533,449         2,405,747
   Accounts receivable                                                                   2,907,374         2,107,968
   Current portion of notes receivable                                                     108,716         2,208,716
   Other current assets                                                                    186,562           196,512
                                                                                       -----------       -----------
     Total current assets                                                                7,617,223        14,016,288
                                                                                       -----------       -----------

Property and equipment, net                                                             82,975,496        87,150,167
Mortgage notes receivable                                                                2,960,111         3,029,629
Goodwill, net                                                                            7,133,384         7,133,384
Deferred tax asset                                                                               -            60,000
Replacement reserve                                                                      2,265,263         3,415,089
Other assets                                                                             1,924,369         2,186,566
                                                                                       -----------       -----------
                                                                                      $104,875,846      $116,991,123
                                                                                       ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                    $  1,057,626      $  1,362,735
   Current maturity of accelerated long-term debt                                                -        42,266,372
   Current portion of long-term debt                                                    38,468,229         5,073,196
   Accounts payable                                                                      1,839,798         2,743,269
   Accrued expenses                                                                      2,128,721         3,417,549
                                                                                       -----------       -----------
     Total current liabilities                                                          43,494,374        54,863,121
                                                                                       -----------       -----------

Long-term debt, net of current portion                                                  30,982,543        33,817,936
Deferred tax liabilities                                                                 3,834,000         2,282,000
Minority interest                                                                                -            91,113

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    3,100 shares issued and outstanding                                                         31                31
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,804,518 and 11,804,195 shares issued, respectively                                 118,046           118,043
   Additional paid-in capital                                                           36,059,991        36,059,511
   Accumulated deficit                                                                  (5,214,892)       (7,791,473)
   Treasury stock, 5,454,178 and 3,880,809 common shares, at cost, respectively         (4,398,247)       (2,449,159)
                                                                                       -----------       -----------
     Total stockholders' equity                                                         26,564,929        25,936,953
                                                                                       -----------       -----------
                                                                                      $104,875,846      $116,991,123
                                                                                       ===========       ===========

           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                          2002             2001
                                                                                       ----------      -----------
Revenues:
   Room and related services                                                          $ 9,215,941      $ 9,738,786
   Food and beverage                                                                    2,616,488        2,663,174
   Management fees                                                                        739,409          906,371
   Other                                                                                  269,163          338,911
                                                                                       ----------       ----------
     Total revenues                                                                    12,841,001       13,647,242
                                                                                       ----------       ----------

Operating expenses:
   Direct:
     Room and related services                                                          2,248,790        2,291,061
     Food and beverage                                                                  2,156,332        2,208,489
     Selling                                                                              647,837          570,319
                                                                                       ----------       ----------
       Total direct expenses                                                            5,052,959        5,069,869
                                                                                       ----------       ----------
   Occupancy expenses                                                                   1,644,423        1,668,214
   General and administrative expenses                                                  3,126,159        3,127,825
   Depreciation                                                                           992,409          976,617
   Amortization                                                                            36,280           96,301
                                                                                       ----------       ----------
       Total operating expenses                                                        10,852,230       10,938,826
                                                                                       ----------       ----------

Operating income                                                                        1,988,771        2,708,416

Other income (expense):
   Interest expense                                                                    (1,378,377)      (1,712,321)
   Interest income                                                                        110,091          194,416
   Gain from debt settlement                                                            5,787,088                -
   Gain from sale of property                                                              58,827                -
   Other                                                                                   48,094                -
                                                                                       ----------       ----------
Income from continuing operations before income taxes                                   6,614,494        1,190,511

Provision for income taxes                                                              2,778,000          500,000
                                                                                       ----------       ----------
Income from continuing operations                                                       3,836,494          690,511
Gain on disposal of discontinued operations, net of taxes                                  29,691            6,138
                                                                                       ----------       ----------
Net income                                                                              3,866,185          696,649
Less preferred dividend requirement                                                        58,125           58,125
                                                                                       ----------       ----------
Net income applicable to common stock                                                 $ 3,808,060      $   638,524
                                                                                       ==========       ==========

Basic income per common share:
   Income from continuing operations                                                       $ 0.55           $ 0.08
   Gain on disposal of discontinued operations                                                  -                -
                                                                                            -----            -----
   Net income                                                                              $ 0.55           $ 0.08
                                                                                            =====            =====

Diluted income per common share:
   Income from continuing operations                                                       $ 0.55           $ 0.08
   Gain on disposal of discontinued operations                                                  -                -
                                                                                            -----            -----
   Net income                                                                              $ 0.55           $ 0.08
                                                                                            =====            =====

Weighted average common shares:
   Basic                                                                                6,889,075        7,923,386
                                                                                        =========        =========
   Diluted                                                                              6,889,075        7,923,386
                                                                                        =========        =========

           See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                                          2002             2001
                                                                                      -----------      -----------
Revenues:
   Room and related services                                                          $22,405,386      $24,828,591
   Food and beverage                                                                    7,364,141        7,468,616
   Management fees                                                                      2,155,223        2,522,980
   Other                                                                                  680,840          836,107
                                                                                       ----------       ----------
     Total revenues                                                                    32,605,590       35,656,294
                                                                                       ----------       ----------

Operating expenses:
   Direct:
     Room and related services                                                          5,585,238        6,340,591
     Food and beverage                                                                  5,796,283        6,014,643
     Selling                                                                            1,799,549        1,614,463
                                                                                       ----------       ----------
       Total direct expenses                                                           13,181,070       13,969,697
                                                                                       ----------       ----------
   Occupancy expenses                                                                   4,450,822        4,898,600
   General and administrative expenses                                                  8,765,167        8,843,045
   Depreciation                                                                         2,953,149        2,926,444
   Amortization                                                                           128,541          272,266
                                                                                       ----------       ----------
       Total operating expenses                                                        29,478,749       30,910,052
                                                                                       ----------       ----------

Operating income                                                                        3,126,841        4,746,242

Other income (expense):
   Interest expense                                                                    (4,670,505)      (5,142,401)
   Interest income                                                                        329,680          472,787
   Gain from debt settlement                                                            5,787,088
   Gain (loss) from sale of property                                                       58,827         (770,733)
   Other                                                                                   (1,496)
                                                                                       ----------       ----------
Income (loss) from continuing operations before income taxes and minority interest      4,630,435         (694,105)

Provision (credit) for income taxes                                                     1,944,000         (129,000)
                                                                                       ----------       ----------
Income (loss) from continuing operations before minority interest                       2,686,435         (565,105)

Minority interest                                                                               -         (206,455)
                                                                                       ----------       ----------
Income (loss) from continuing operations                                                2,686,435         (358,650)
Gain on disposal of discontinued operations, net of taxes                                  64,521           40,967
                                                                                       ----------       ----------
Net income (loss)                                                                       2,750,956         (317,683)
Less preferred dividend requirement                                                       174,375          174,375
                                                                                       ----------       ----------
Net income (loss) applicable to common stock                                          $ 2,576,581      $  (492,058)
                                                                                       ==========       ==========

Basic income (loss) per common share:
   Income (loss) from continuing operations                                                $ 0.35          $ (0.07)
   Gain on disposal of discontinued operations                                               0.01             0.01
                                                                                            -----           ------
   Net income (loss)                                                                       $ 0.36          $ (0.06)
                                                                                            =====           ======

Diluted income (loss) per common share:
   Income (loss) from continuing operations                                                $ 0.35          $ (0.07)
   Gain on disposal of discontinued operations                                               0.01             0.01
                                                                                            -----           ------
   Net income (loss)                                                                       $ 0.36          $ (0.06)
                                                                                            =====           ======

Weighted average common shares:
   Basic                                                                                7,178,337        8,113,015
                                                                                        =========        =========
   Diluted                                                                              7,178,337        8,113,015
                                                                                        =========        =========

           See notes to unaudited consolidated financial statements.

                             JANUS HOTELS AND RESORTS, INC.

                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEBER 30, 2002 AND 2001


                                                                                                  2002             2001
                                                                                               ----------       ----------
Operating activities:
Net income (loss)                                                                             $ 2,750,956      $  (317,683)
Adjustments to reconcile net income  to net cash provided by (used in) operating activities:
   Depreciation                                                                                 2,953,149        2,926,444
   Amortization of intangible assets                                                              128,541          272,266
   Deferred taxes                                                                               1,612,000          (86,000)
   Minority Interest                                                                                    -         (206,455)
   Debt settlement                                                                             (5,787,088)               -
   (Gain) loss on sale of property                                                                (58,827)         770,733
   Loss on note settlement                                                                         99,590                -
   Minority interest settlement                                                                   (98,094)               -
Changes in operating assets and liabilities:
   Accounts receivable                                                                           (799,406)        (617,849)
   Other current assets                                                                             9,950          (19,742)
   Replacement reserve                                                                          1,145,523          366,606
   Other asset                                                                                   (303,181)        (245,471)
   Accounts payable and accrued expenses                                                          186,343           (4,291)
                                                                                               ----------       ----------
      Net  cash provided by operating activities                                                1,839,456        2,838,558
                                                                                               ----------       ----------

Investing activities:
Purchases of property and equipment                                                            (1,195,810)      (2,005,315)
Proceeds from sale of property                                                                  2,577,908        2,375,000
Purchase of hotel property                                                                              -       (1,700,000)
Collections of notes receivable                                                                   266,018           69,518
                                                                                               ----------       ----------
      Net cash provided by (used in) investing activities                                       1,648,116       (1,260,797)
                                                                                               ----------       ----------

Financing activities:
Dividends paid                                                                                   (174,375)        (174,375)
Decrease (Increase) in restricted cash                                                          2,676,208         (176,749)
Repurchase of common stock                                                                     (1,949,088)        (728,444)
Redemption of common stock                                                                              -         (189,593)
Proceeds from short-term borrowings                                                            34,919,843        2,992,574
Repayments of short-term borrowings                                                            (1,724,952)      (2,992,574)
Proceeds from long-term borrowings                                                                      -          497,266
Repayments of long-term borrowings                                                            (41,451,914)      (1,846,436)
Other                                                                                                 483                -
                                                                                               ----------       ----------
      Net cash used in financing activities                                                    (7,703,795)      (2,618,331)
                                                                                               ----------       ----------

Decrease in cash and cash equivalents                                                          (4,216,223)      (1,040,570)

Cash and cash equivalents, beginning of period                                                  7,097,345        8,244,481

                                                                                               ----------       ----------
Cash and cash equivalents, end of period                                                      $ 2,881,122      $ 7,203,911
                                                                                               ==========       ==========

Supplemental disclosure of cash flow data:
Interest paid                                                                                 $ 3,085,775      $ 5,142,401
                                                                                               ==========       ==========
Taxes paid                                                                                    $   104,020      $   205,958
                                                                                               ==========       ==========

Noncash investing and financing transactions:

Conversion of preferred stock to long-term debt                                               $         -      $13,688,080
                                                                                               ==========       ==========

Acquisition of minority interest through a note                                               $         -      $   600,000
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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 2002 and the consolidated results of operations and cash flows for the three-month and nine-month periods ended September 30, 2002 and 2001. The results of operations for the periods presented may not be indicative of those that may be expected for the full year.

Note 2 -- Organization:

         As of September 30, 2002, the continuing operations of the Company were comprised primarily of the operation of thirteen hotels and a hotel management company, which manages hotels for unrelated parties.

Note 3 - Mortgage notes receivable:

         The mortgage note receivable for the sale of the Ramada Inn Kent hotel was satisfied on March 29, 2002 by a cash payment of $1,819,249 and short-term notes totaling $246,500, which were paid off as of September 30, 2002.

Note 4 - Goodwill

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of January 1, 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $7,133,384 as of September 30, 2002, and was unchanged for the quarter and nine months then ended. The following table presents net income on a comparable basis, after adjustment for goodwill amortization:

                                               Three Months Ended                Nine Months Ended
                                        ------------------------------    ------------------------------
                                        September 30,    September 30,    September 30,    September 30,
                                            2002             2001             2002            2001
                                         ----------       ------------     ----------       -----------
Net income (loss) applicable to
common stock:
  As reported                            $3,808,060         $638,524       $2,576,581       $(492,058)
  Goodwill amortization, net of tax               -           29,170                -          87,511
                                          ---------          -------        ---------        --------
  Adjusted  net income (loss)            $3,808,060         $667,694       $2,576,581       $(404,547)
                                          =========          =======        =========        ========

Basic and diuted earnings (loss)
per common share:
  As reported                                $ 0.55           $ 0.08           $ 0.36         $ (0.06)
                                              =====            =====            =====          ======

  As adjusted                                $ 0.55           $ 0.08           $ 0.36         $ (0.05)
                                              =====            =====            =====          ======

Note 5 - Accelerated long-term debt:

         Commencing November 1, 2001, the Company withheld scheduled principal, interest and escrow payments with respect to four mortgage loans totaling $42,266,372, which were collateralized by hotel properties in the vicinity of Cleveland, Ohio, in order to induce the lender to engage in discussions regarding a reduction in debt service costs. Management believed that the fixed interest rate on the loans was in excess of current market rates and repayment of the notes was creating a deficit cash flow based on current economic conditions. The Company finalized a settlement agreement with the lender on August 2, 2002, and closed on short-term financing with The Provident Bank ("Provident") on July 31, 2002. The Company expects to have long-term financing in place by the end of the fourth quarter of 2002.

         Under the settlement agreement with the lender, the loans were assigned to Provident for a payment of $38,511,554, inclusive of a forbearance fee of $180,000 and miscellaneous costs. The Company and the lender exchanged mutual releases.

         The sources of the funds for this payment were as follows:

                  Loan from  Provident               $33,500,000
                  Payment by Company                   3,522,454
                  Replacement reserve                  1,489,100
                                                      ----------
                           Total                     $38,511,554
                                                      ==========

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

         The payoff in accordance with the settlement agreement and the forgiveness of accrued interest and late fees, net of certain closing costs, resulted in a pre-tax gain of approximately $5,787,000 in the third quarter of 2002. No currently payable federal taxes will result from this transaction as the Company has sufficient net operating losses that will be utilized. The settlement agreement triggered a test for recoverability of the Cleveland properties by the Company under the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The Company has determined that there is no impairment of the properties based on the test specified in FAS 144 and has obtained concurrence from its independent auditors. Until long-term financing is obtained, the $33,500,000 loan from Provident will be classified as short-term debt in the balance sheet.

Note 6 - Sale of property:

         On August 15, 2002, the Company disposed of a hotel property located in Lafayette, Indiana. The hotel was sold for cash of $2,577,908 and resulted in a gain of $58,827.

Note 7 - Minority interest:

         On June 7, 2002, JI Subsidiary, Inc., which was 90% owned by the Company, was dissolved. The amount due to minority stockholders was disbursed to the Company's transfer agent in July 2002.

Note 8 - Income taxes:

         For the quarter and nine months ended September 30, 2002, the Company used an effective tax rate of 42% for federal and state income taxes.

Note 9 - Litigation:

         The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's consolidated financial statements.

Note 10 - Stockholders' equity:

         During the nine months ended September 30, 2002, the Company purchased a total of 1,573,369 shares of its common stock in private and open market purchases for $1,949,088.

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

Overview

The operations of the Company are comprised primarily of the operations of owned hotels and the Company's management of hotels owned by third parties. In the discussion that follows, "comparable hotels" means only those hotels owned and operated by the Company since January 1, 2001 and still owned and operated as of September 30, 2002.

The Company had net income of $3,866,185 for the three months ended September 30, 2002 compared to net income of $696,649 for the three months ended September 30, 2001. This change is attributable primarily to the after tax effect of the gain from debt settlement. Excluding the gain from debt settlement, net income for the three months ended September 30, 2002 would have been $510,097. The Company had net income of $2,750,956 for the nine months ended September 30, 2002 compared to a net loss of $317,683 for the nine months ended September 30, 2001. This change is attributable primarily to the item mentioned previously for the third quarter, partially offset by lower year-to-date results at several hotel properties and increased insurance costs. Excluding the gain from debt settlement, the results for the nine months ended September 30, 2002 would have been a net loss of $605,132.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

Room and related services revenue decreased 5.4% to $9,215,941 in 2002 from $9,738,786 in 2001. For comparable hotels: (i) the average daily room rate decreased to $66.06 for 2002 from $70.36 in 2001; (ii) occupancy increased in 2002 to 69.7% from 68.3% in 2001; and (iii) room and related services revenue decreased 4.4% from $9,634,845 in 2001. The Company selectively lowered room rates in order to maintain occupancy rates at or near 2001 levels.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues decreased 1.8% to $2,616,488 in 2002 from $2,663,174 in 2001. For comparable hotels, food and beverage revenues increased 0.6% from $2,599,951 in 2001.

Management fee income decreased 18.4% to $739,409 in 2002 from $906,371 in 2001. This decrease is primarily due to a significant short-term management agreement that expired August 31, 2001. Excluding this agreement, management fee income increased 8.7% from $680,003 in 2001.

Total direct operating expenses decreased 0.3% to $5,052,959 in 2002 from $5,069,869 in 2001 but increased as a percentage of room and related services and food and beverage revenues to 42.7% from 40.9%. Total direct operating expenses increased 1.7% for comparable hotels.

Occupancy expenses decreased 1.4% to $1,644,423 from $1,668,214 in 2002. At comparable hotels, occupancy expenses increased 0.8%.

General and administrative expenses decreased 0.1% to $3,126,159 in 2002 from $3,127,825 in 2001 but increased as a percentage of total revenues to 24.3% from 22.9%. For comparable hotels, general and administrative expenses increased 2.0%.

Depreciation increased by $15,792 in 2002 from $976,617 in 2001. For comparable hotels, depreciation increased $49,350.

Interest income decreased to $110,091 in 2002 from $194,416 in 2001. This decrease is due to lower available funds and reduced interest rates.

Interest expense decreased to $1,378,377 in 2002 from $1,712,321 in 2001. The decrease was attributable to traditional amortization and the lower principal balances and interest rate on the debt for the four properties in the vicinity of Cleveland, Ohio, which is discussed under the caption "Liquidity and Capital Resources" that follows.

In 2002, the Company recorded a gain of $5,787,088 from the settlement of mortgage debt as described under the caption "Liquidity and Capital Resources" that follows.

The Company used an effective tax rate of 42% for federal and state taxes to calculate its tax provision for the three months ended September 30, 2002.

Nine months Ended September 30, 2002 Compared to the Nine months Ended September 30, 2001

Room and related services revenue decreased 9.8% to $22,405,386 in 2002 from $24,828,591 in 2001. For comparable hotels: (i) the average daily room rate decreased to $62.95 for 2002 from $66.41 in 2001; (ii) occupancy increased in 2002 to 59.8% from 59.5% in 2001; and (iii) room and related services revenue decreased 5.0% from $23,584,879 in 2001.

Food and beverage revenues decreased 1.4% to $7,364,141 in 2002 from $7,468,616 in 2001. For comparable hotels, food and beverage revenues decreased 0.6% from $7,405,393 in 2001.

Management fee income decreased 14.6% to $2,155,223 in 2002 from $2,522,980 in 2001. This decrease is primarily due to the expiration on August 31, 2001 of a significant short-term management agreement, lower operating results at managed properties and lower construction supervision fees.

Total direct operating expenses decreased 5.7% to $13,181,070 in 2002 from $13,969,697 in 2001 but increased as a percentage of room and related services and food and beverage revenues to 44.3% from 43.3%. Total direct operating expenses decreased 1.8% for comparable hotels.

Occupancy expenses decreased 9.1% to $4,450,822 in 2002 from $4,898,600 in 2001. At comparable hotels, occupancy expenses decreased 2.6%.

General and administrative expenses decreased 0.9% to $8,765,167 in 2002 from $8,843,045 in 2001 but increased as a percentage of total revenues to 26.9% from 24.8%. For comparable hotels, general and administrative expenses increased 2.4%. This increase was attributable to higher wage, professional, health insurance and general insurance costs.

Depreciation increased by $26,705 in 2002 from $2,926,444 in 2001. For comparable hotels, depreciation increased $156,551.

Interest income decreased to $329,680 in 2002 from $472,787 in 2001. This decrease is due to lower available funds and reduced interest rates.

Interest expense decreased to $4,670,505 in 2002 from $5,142,401 in 2001. The decrease was attributable to traditional amortization.

In 2002, the Company recorded a gain of $5,787,088 from the settlement of mortgage debt as described under the caption "Liquidity and Capital Resources" that follows.

There was no minority interest expense in 2002 because during 2001 the Company acquired the minority interest in Kings Dominion partnership and sold the Days Inn Pompano hotel.

The Company has used an effective tax rate of 42% for federal and state taxes to calculate its tax provision for the nine months ended September 30, 2002.

Liquidity and Capital Resources

Total assets decreased to $104,875,846 at September 30, 2002 from $116,991,123 at December 31, 2001.

Net cash provided by operating activities decreased to $1,839,456 in the nine months ended September 30, 2002 from $2,838,558 in the nine months ended September 30, 2001. The decrease is primarily the result of the lower operating income for the nine months ended September 30, 2002.

Net cash provided by investing activities was $1,648,116 in the nine months ended September 30, 2002 compared to cash used in investing activities of $1,260,797 in the nine months ended September 30, 2001. This change is principally attributable to the lower capital expenditures in 2002 and the purchase of a hotel property in 2001. The Company plans to spend an additional $431,000 on capital improvements during the remainder of 2002.

Net cash used in financing activities was $7,703,795 in the nine months ended September 30, 2002 compared to $2,618,331 used in financing activities in the nine months ended September 30, 2001. The change is the result of the repayment on long-term borrowings described below, the repayment of the mortgage on the property sold in Lafayette, Indiana, and traditional amortization.

The mortgage note receivable for the sale of the Ramada Inn Kent hotel was satisfied on March 29, 2002 by a cash payment of $1,819,249 and short-term notes totaling $246,500, which were paid off as of September 30, 2002. Settlement of the mortgage note resulted in a loss of $99,590, which is included in Other income (expense) for the nine months ended September 30, 2002.

Commencing November 1, 2001, the Company withheld scheduled principal, interest and escrow payments with respect to four mortgage loans totaling $42,266,372 which were collateralized by hotel properties in the vicinity of Cleveland, Ohio, in order to induce the lender to engage in discussions regarding a reduction in debt service costs. Management believed that the fixed interest rate on the loans was in excess of current market rates and repayment of the notes was creating a deficit cash flow based on current economic conditions. The Company finalized a settlement agreement with the lender on August 2, 2002, and closed on short-term financing with The Provident Bank ("Provident") on July 31, 2002. The Company expects to have long-term financing in place by the end of the fourth quarter of 2002.

Under the settlement agreement with the lender, the loans were assigned to Provident for a payment of $38,511,554, inclusive of a forbearance fee of $180,000 and miscellaneous costs. The Company and the lender exchanged mutual releases.

The sources of the funds for this payment were as follows:

                  Loan from  Provident               $33,500,000
                  Payment by Company                   3,522,454
                  Replacement reserve                  1,489,100
                                                      ----------
                           Total                     $38,511,554
                                                      ==========

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

The payoff in accordance with the settlement agreement and the forgiveness of accrued interest and late fees, net of certain closing costs, resulted in a pre-tax gain of approximately $5,787,000 in the third quarter of 2002. No currently payable federal taxes will result from this transaction as the Company has sufficient net operating losses that will be utilized. The settlement agreement triggered a test for recoverability of the Cleveland properties by the Company under the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The Company has determined that there is no impairment of the properties based on the test specified in FAS 144 and has obtained concurrence from its independent auditors. Until long-term financing is obtained, the $33,500,000 loan from Provident will be classified as short-term debt in the balance sheet.

Based upon the current prime rate of 4.75% and reduction of the principal balance from $42,266,372 to $33,500,000, the Company's monthly principal and interest payments with respect to the four properties will be $225,738, as compared to $342,227, prior to the refinancing. The amount of the monthly payment will increase or decrease if there is a change in the prime rate.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $6,208,531 during the nine months ended September 30, 2002 compared to $7,944,952 for the nine months ended September 30, 2001. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $6,500,000, which had $1,539,030 outstanding at September 30, 2002.

The Company's contractual obligations at September 30, 2002, and the effect such obligations are expected to have on its liquidity and cash flow in future periods have not changed materially since December 31, 2001.

In the nine months ended September 30, 2002, the Company purchased a total of 1,573,369 shares of its common stock in private transactions and the open market for $1,949,088 at an average price of $1.24 including broker fees.

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

     ITEM 4 - CONTROLS and PROCEDURES

Within 90 days of the filing of this Form 10-Q the Company completed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that Company disclosure controls and procedures are effective to alert them on a timely basis to any material information relating to the Company that must be included in the Company's periodic reports filed with the Securities and Exchange Commission.

In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the aforementioned evaluation.

                           PART II--OTHER INFORMATION

Items 1 to 5

         None

Item 6 -- Exhibits and Reports on Form 8-K.

     A.   Exhibits

         The following exhibits are filed as part of this report:

        Exhibit No.       Description

        99.1              Certification of Chief Executive Officer pursuant to
                            18 U.S.C. Sec. 1350
        99.2              Certification of Chief Financial Officer pursuant to
                            18 U.S.C. Sec. 1350


     B.   Reports on Form 8-K

         The reports on Form 8-K filed during the three months ended September 30, 2002 were as follows:

                 Item Reported                                                       Date of Report
                 -----------------------------------------------------------       ------------------
                 Short-term refinancing of Cleveland properties                      August 2, 2002

                 Purchase   of  Company   common   stock   from   Mitsubishi         August 27, 2002
                 Corporation and The Prudential Insurance Company of America

                 Amendment to Report dated August 2, 2002                          September 30, 2002


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JANUS HOTELS AND RESORTS, INC.

Dated:  October 30, 2002               /s/ Richard A. Tonges
        ----------------
                                       Richard A. Tonges
                                       ---------------------------------------
                                       Treasurer and Vice President of Finance
                                       (Principal Financial and Accounting
                                       Officer)

                                 CERTIFICATIONS


I, Louis S. Beck, Chief Executive Officer, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Janus Hotels and Resorts, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 30, 2002

/s/ Louis S. Beck
----------------------------------------------

Louis S. Beck
Chief Executive Officer

I, Richard A. Tonges, Chief Financial Officer, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Janus Hotels and Resorts, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October  30, 2002

/s/ Richard A. Tonges
----------------------------------------------

Richard A. Tonges
Chief Financial Officer