Form 10-K
period 2002-12-31
JANUS HOTELS & RESORTS INC
filed 2003-03-31
CIK 1020359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2002

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

       Registrant's telephone number, including area code: (561) 997-2325

Securities registered pursuant to Section 12(b) of the Exchange Act of 1934:


 Title of each class              Name of each exchange on which registered
 --------------------             -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $973,000, as of March 21, 2003.

Number of shares of common stock outstanding as of March 21, 2003: 5,564,005


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference in Part III, Items 10-13 of the Annual Report on Form 10-K as indicated herein.

                           Forward Looking Statements

When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation, the pace of the travel and hospitality industries recovery in the aftermath of the terrorist attacks of September 11, 2001; the factors described under the heading "Certain Business Considerations" below, including competition within the lodging industry, both on a local and national level; the duration and severity of the recent downturn in the economy; the seasonality of the hotel business; general real estate and economic conditions; the cost and availability of capital for scheduled maintenance, renovations and expansion; government and regulatory action affecting the hotel industry; the Company's ability to generate adequate working capital to sustain its operations, described under the heading "Liquidity and Capital Resources" below; and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Company. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.


                                     PART I

Item 1.  Business.

Introduction

Janus Hotels and Resorts, Inc. (the "Company" or "Janus"), a Delaware corporation, is in the business of operating and managing hotels. The Company has ownership interests in 13 hotels (the "Owned Hotels") and as of March 10, 2003 manages an additional 33 hotels (the hotels which are managed, but not owned, by the Company are referred to as the "Managed Hotels" and the Owned Hotels and Managed Hotels are collectively referred to as "Hotels").

The Company's executive offices are located at 2300 Corporate Boulevard, N.W., Suite 232, Boca Raton, Florida 33431 and its telephone number is (561) 997-2325.

Background of the Company

Janus is the successor to United States Lines, Inc. ("U.S. Lines"), which once was one of the largest containerized cargo shipping companies in the world. On November 24, 1986, McLean Industries, Inc., First Colony Farms, Inc. and their subsidiaries U.S. Lines and United States Lines (S.A.), Inc. ("U.S. Lines (S.A.)") filed petitions for relief under Chapter 11 of the United States Bankruptcy Code. Soon thereafter, the shipping operations of U.S. Lines and U.S. Lines (S.A.) ceased. U.S. Lines and U.S. Lines (S.A.) emerged from bankruptcy in 1990 under the terms of the First Amended and Restated Joint Plan of Reorganization dated February 23, 1989 (the "Plan"). At that time, the names of U.S. Lines and U.S. Lines (S.A.) were changed to Janus Industries, Inc. and JI Subsidiary, Inc. ("JI Subsidiary"), respectively. On May 21, 1999, the name of the Company was changed to Janus Hotels and Resorts, Inc. JI Subsidiary was dissolved in June 2002. See " History of the Company's Reorganization."

In July 1996, the Company acquired substantially all of the assets of Pre-Tek Wireline Service Company, Inc. ("Pre-Tek"), an oil and gas engineering services and wireline logging company based in Bakersfield, California. During 1997, the Company determined to discontinue this line of business and subsequently sold the business to its management effective April 1, 1998.

In April 1997, the Company entered the hotel business by acquiring, from affiliates of Louis S. Beck ("Beck") and Harry G. Yeaggy ("Yeaggy"), certain assets relating to the hospitality business including among other assets, six hotels and an 85% interest in a partnership that owns one hotel (the minority interest was acquired in 2001) and a hotel management company. In consideration therefor, Messrs. Beck and Yeaggy and Beck Hospitality III, Inc., a corporation wholly-owned by them, received shares of the Company's common stock, par value $.01 per share (the "Common Stock") and shares of the Series B preferred stock of the Company, par value $.01 per share (the "Series B Preferred Stock).

Messrs. Beck and Yeaggy, who are currently Chairman of the Board and Chief Executive Officer and Vice Chairman of the Board, respectively, of the Company, have been engaged in the hospitality business since 1972.

In August 1998, the Company acquired four hotels near Cleveland, Ohio (the "Cleveland Area Hotels") from an unrelated party.

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

The Hospitality Business

     Owned Hotels

The Owned Hotels are located in four states and operate under franchise or membership agreements that provide for the use of the brand names Days Inn, Best Western, Holiday Inn and Comfort Inn. One of the Owned Hotels is located adjacent to the Paramount Kings Dominion amusement park near Richmond, Virginia. The remaining Owned Hotels are located near office parks, interstate highways, airports or tourist attractions in Ohio, Florida and North Carolina. The Owned Hotels generally offer remote control cable television, a swimming pool and, in many cases, restaurants. Some of them offer meeting and banquet facilities and room service.

The Owned Hotels are owned in fee, either directly or through consolidated entities. Each of the Owned Hotels is subject to mortgage indebtedness. All of such indebtedness is secured solely by the applicable hotel property and fixtures, and is non-recourse to the other assets of the Company, with the exception of the indebtedness of the Cleveland Area Hotels, which is cross-collateralized by the Cleveland Area Hotels. The indebtedness of the Cleveland Area Hotels is due on August 1, 2003, unless it is refinanced with new short-term or long-term financing prior to that date.

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

The Company currently has franchise or membership relationships with Six Continents Hotels (Holiday Inn), Days Inn, Best Western, Choice Hotels (Comfort
Inn), and Red Roof. Franchise agreements may be terminated if, among other reasons, the Company breaches its obligations under the agreement, the hotel is not operated in the ordinary course of business or the Company becomes financially unstable. There can be no assurance that a desirable replacement would be available if any franchise agreements were to be terminated. Upon such termination with respect to the Company's Owned Hotels, the Company would incur the costs of signage removal and other expenses, possible lost revenues and the costs incidental to establishing new associations. Through the Managed Hotels, the Company has additional relationships with other franchisers, including Howard Johnson, Ramada, Wingate and Radisson.

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

Hotel Personnel. The majority of the personnel at the Hotels is provided by Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly-owned by Messrs. Beck, Yeaggy and Richard A. Tonges ("Tonges"), the Company's Vice President of Finance, pursuant to an agreement with the Company. The agreement has a term of one year and automatically renews for successive one-year terms, unless one party notifies the other to the contrary at least three months prior to the expiration date. The Company reimburses HELP the actual payroll costs, including payroll taxes, of the employees and pays HELP an administrative fee per person. In addition, the Company pays the premium for workers compensation insurance for the indemnification by HELP for all employer practices liability and work related injuries.

     Employees

As of December 31, 2002, approximately 30 full-time employees of the Company were engaged in management, business operations and administration of its hospitality business. In addition, at that date approximately 2,095 individuals employed by HELP provided services at the Hotels under a service agreement between HELP and the Company.

     Growth Strategy

Management of the Company intends to pursue a program of expanding its business of the management and/or acquisition of hotels, recreation, resorts, entertainment or other related entities through the marketing of its services to the owners of properties not owned by the Company and through the acquisition of properties either by itself or with other investors. The Company is engaged in a marketing program to expand selectively the number of hotels that it manages. Since entering the hospitality business in April 1997, and through December 31, 2002, the Company increased its number of Managed Hotels by twelve. However, since hotel management agreements frequently have short terms, the number of properties managed by the Company is static. The Company also continues to review possible acquisitions of hospitality properties. There can be no assurance that the Company will be successful in pursuing its growth strategy due to the highly competitive nature of the market and the difficulties associated with raising capital or obtaining debt financing.

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

The activities of the Reorganization Trust have not been completed due, in part, to a dispute between the Reorganization Trust and the insurance carriers of U.S. Lines over certain aspects of insurance coverage available for late-manifesting asbestos and other personal injury claims.

Under the Plan, the Reorganization Trust was issued stock by both Janus and JI Subsidiary, for distribution to the former creditors of U.S. Lines and U.S. Lines (S.A.) as their claims were resolved. Five million shares of the Company's Common Stock were originally issued to the Reorganization Trust.

By Order dated February 19, 2002, the United States Bankruptcy Court for the Southern District of New York authorized the Reorganization Trust to monetize the remaining shares of Common Stock of the Company that had not been distributed to former creditors. In December 2002, the Company purchased 368,900 shares from the Reorganization Trust.

Subsequent to reorganization, JI Subsidiary did not engage in a trade or business. It was dissolved in June 2002.

The Trust Agreement provides for the Reorganization Trust to contribute to Janus from time to time cash on hand that exceeds its projected liabilities and administrative requirements. Through December 31, 2002, an aggregate of approximately $15 million was transferred by the Reorganization Trust to the Company. The Company has not received an additional contribution for the past five years and does not anticipate additional transfers from the Reorganization Trust until its administrative activities have been completed.

As of December 31, 2002, the Reorganization Trust reported total cash and cash equivalents of $1,334,858 of which $350,249 was identified as "restricted funds". The principal unknown variable that could cause substantial depletion of the unrestricted available cash and cash equivalents is the remaining period of Reorganization Trust activity and the amount of professional fees necessary to resolve outstanding claims, particularly, any asbestos or other late-manifesting personal injury claims. No assurance can be given, nor is any assurance intended, that additional cash will become available to the Company from the Reorganization Trust or the amount of such additional cash, if any.

Certain Business Considerations

     Possible Need for Additional Financing

The Company has been substantially dependent upon mortgage loans for the financing of its real estate activities and internal cash flow for its working capital requirements. The mortgage indebtedness on the Cleveland Area Hotels in the aggregate principal amount of $33,234,352, as of December 31, 2002, is due on August 1, 2003, unless refinanced by the Company or the maturity date is extended. Other than refinancing the Cleveland Area Hotels, the Company anticipates that if it does not acquire additional hotel properties based on currently proposed plans and assumptions relating to the Company's operations, the Company's available cash balances and line of credit, will be sufficient to satisfy the Company's contemplated cash requirements for its current operations for at least the next 12 months. In the event that the Company acquires one or more hotels, or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing or curtail its activities. Any equity financing may involve substantial dilution to the interest of the Company's stockholders, and any debt financing could result in operational or financial restrictions on the Company. There can be no assurance that any additional financing will be available to the Company on acceptable terms or at all.

    Conflicts of Interest

Independent business interests of Messrs. Beck and Yeaggy may give rise to the possibility of conflicts of interest.

The Company relies upon Computel, which is wholly owned by Messrs. Beck and Yeaggy, and HELP, which is wholly owned by Messrs. Beck, Yeaggy and Tonges, for administrative and personnel services at the Hotels.

Conflicts may arise between the Company and Messrs. Beck, Yeaggy and Tonges in connection with the exercise of any rights or the conduct of any negotiations to extend, renew, terminate or amend the agreements between each of Computel and HELP and the Company, or the leases for the offices occupied by the Company in Boca Raton and Cincinnati which are leased from affiliates of Messrs. Beck and Yeaggy. Conflicts may also arise between the Company and Messrs. Beck and Yeaggy in connection with certain mortgage indebtedness of the Company that is personally guaranteed by them.

The Board of Directors has delegated responsibility for the initial review of transactions between the Company and Messrs. Beck, Yeaggy and Tonges to the Audit Committee of the Board. Although management's recommendations on matters potentially involving conflicts of interest will be referred to the Audit Committee, there can be no assurance that any such conflicts will be resolved in favor of the Company.

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

     Competition

The lodging industry is highly competitive in terms of both geographic markets and market segmentation. The Hotels are in the market segments known generally as full service, limited service and economy hotels. The Company competes with other franchisers of Six Continent Hotels (Holiday Inn), Days Inn, Best Western, Choice Hotels (Comfort Inn) and Red Roof within the geographic markets of the applicable Hotels and operators of other similar service type hotels. The Managed Hotels cover the spectrum of market segments and include economy, limited service, full service mid-market hotels and higher rated luxury properties. Like the Company's Owned Hotels, the Managed Hotels compete, within their geographical markets, with other properties under the same franchise names, with properties operating under other franchise names and with independent operators. Many owners/managers of multiple hotel properties are larger than the Company and have greater financial and other resources and better access to the capital markets than the Company. Performance of the hotel industry has been historically cyclical and is affected by general economic conditions and by the local economy where each hotel is located. In addition, to remain competitive, hotels periodically must be renovated and modernized in order to compete with newer or more recently renovated facilities. Furthermore, shifts in demographics or other local market changes can reduce the economic returns from a hotel.

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

     Ownership of Hotel Real Estate

The Company currently owns 13 hotels. Accordingly, the Company is subject to the risks associated with the ownership of real estate. These risks include, among others, changes in national, regional and local economies, changes in real estate market conditions, changes in the costs, terms and availability of credit, the potential for uninsured casualty or other losses and changes in or enactment of new laws or regulations affecting real estate. Many of these risks are beyond the control of the Company. Real estate is generally illiquid which could result in limitations on the ability of the Company to sell any one or more Owned Hotels if business conditions so required.

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

     Control of the Company by Principal Officers

Messrs. Beck and Yeaggy beneficially own approximately 70% of the outstanding shares of the Common Stock. As a result, such persons, acting together, have the ability to exercise significant influence over all matters requiring stockholder approval. Messrs. Beck and Yeaggy are also directors and executive officers of the Company. The concentration of ownership could delay or prevent a change in control of the Company.

     Dependence on Key Personnel

The Company believes that its success will depend to a significant extent on the efforts and abilities of certain of its senior management, particularly those of its Chairman of the Board and Chief Executive Officer, Louis S. Beck, its Vice Chairman, Harry G. Yeaggy, and its President, Michael M. Nanosky. The loss of any one of them or other key management or operations employees could have a material adverse effect on the Company's operating results and financial condition. There is strong competition for qualified management personnel, and the loss of key personnel or an inability on the Company's part to attract, retain and motivate key personnel could adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to retain its existing key personnel or attract additional qualified personnel. The Company does not presently carry "key man" insurance on the lives of any of its key personnel.

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

     Dividends Unlikely

Since reorganization, the Company has never declared or paid dividends on the Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors. In addition, the Company may not pay any dividends on the Common Stock unless dividends on the outstanding preferred stock are current. The Company presently has 3,100 shares of preferred stock outstanding with an annual dividend expense of $232,500. The Company was current in the payment of dividends on the preferred stock as of December 31, 2002.

     Seasonality; Quarterly Fluctuations

The lodging industry is seasonal in nature. Generally, hotel revenues are greater in the second and third quarters than in the first and fourth quarters. This seasonality can be expected to cause quarterly fluctuations in the revenues of the Company. Quarterly earnings may also be adversely affected by events beyond the Company's control, such as extreme weather conditions, economic factors and other considerations affecting travel. However, the Company is working on gaining ownership and management agreements in various geographic areas throughout the United States, where the "busy" seasons are during the less "busy" seasons of the Company's currently owned and managed hotels, thereby lessening the seasonality affect on the Company's net income.

     Potential De-Listing by Nasdaq SmallCap Market

The Company's Common Stock currently is listed for trading on the SmallCap Market of The Nasdaq Stock Market, Inc. ("Nasdaq") under the symbol "JAGI." On July 29, 2002, Nasdaq notified the Company that the bid price of the Common Stock had closed at less than $1.00 per share over the previous 30 consecutive trading days, and, as a result, did not comply with Nasdaq rules. In accordance with the rules, the Company was provided 180 days to regain compliance with the minimum bid price requirement. As of January 27, 2003, the Company had not regained compliance with the minimum bid price requirement. However, under applicable Nasdaq rules, because the Company continued to comply with the $5,000,000 stockholders' equity requirement, on January 29, 2003, Nasdaq informed the Company that it would be provided with an additional 180 days, until July 24, 2003, to regain compliance with the $1.00 minimum bid requirement. In order to regain compliance, before July 24, 2003, the bid price of the Company's common stock must close at $1.00 or more for a minimum of 10 consecutive trading days. Under an amendment to the applicable Nasdaq rules that became effective subsequent to January 29, 2003, if the Company has not regained compliance by July 24, 2003, provided that the Company has at least $5,000,000 stockholders equity, the Company will be eligible for an additional 90 day compliance period, until October 22, 2003. If compliance with the requirement cannot be demonstrated by July 24, 2003, or if the additional 90 day period becomes available, October 22, 2003, Nasdaq will provide the Company written notification that the Common Stock will be delisted, at which time the Company may appeal to a Listing Qualifications Panel.

If Nasdaq delists the Common Stock from the SmallCap Market, trading of the Common Stock could be conducted on the over-the-counter market on the so-called "pink sheets" or, if available, NASD's "Electronic Bulletin Board." As a result, stockholders may find it more difficult to purchase and sell, or to obtain accurate quotations as to the value of, the Common Stock, and the trading price per share could be reduced.

Item 2. Properties.

As of December 31, 2002, the Company owned the following thirteen hotels in four different states with a total of 2,162 rooms:

                                                                                         Year of Last
                                           No. of                                         Renovation/
Hotel Name                                   Rooms        Location                       Construction
---------------------------------------    ----------     -------------------------    ----------------
Best Western Cambridge                        95          Cambridge, OH                    2000 / 1973
Best Western Kings Quarters                   248         Doswell, VA                      2002 / 1977
Comfort Inn West                              134         Akron, OH                        2001 / 1989
Days Inn Cambridge                            103         Cambridge, OH                    2001 / 1973
Days Inn Cincinnati                           142         Sharonville, OH                  2000 / 1974
Days Inn Kings Island                         124         Mason, OH                        2000 / 1976
Days Inn Raleigh                              126         Raleigh, NC                      2001 / 1979
Days Inn RTP                                  110         Morrisville, NC                  2000 / 1987
Holiday Inn Express                           110         Juno Beach, FL                   2002 / 1989
Holiday Inn Hudson                            288         Hudson, OH                       2001 / 1967
Holiday Inn Independence                      364         Independence, OH                 2002 / 1974
Holiday Inn North Canton                      194         North Canton, OH                 2000 / 1970
Red Roof Kings Island                         124         Mason, OH                        2001 / 1979


The Company conducts its corporate and business operations activities from offices in Cincinnati, OH and Boca Raton, FL. The Company leases 4,300 square feet of office space in Cincinnati, OH and 2,200 square feet of office space in Boca Raton, FL under leases that terminate on December 31, 2004. Both leases are from affiliates of Messrs. Beck and Yeaggy.

Item 3.           Legal Proceedings.

The Company is not involved in any material legal proceedings.

Item 4.       Submission of Matters to a Vote of Security Holders.

No matters were submitted to stockholders for a vote during the fourth quarter of 2002.

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

                                                         High              Low

          Quarter ended December 31, 2002                $1.07            $0.29

          Quarter ended September 30, 2002               $1.03            $0.60

          Quarter ended June 30, 2002                    $1.20            $0.50

          Quarter ended March 31, 2002                   $1.45            $1.06

          Quarter ended December 31, 2001                $1.75            $1.10

          Quarter ended September 30, 2001               $2.75            $1.05

          Quarter ended June 30, 2001                    $3.00            $1.44

          Quarter ended March 31, 2001                   $1.69            $1.25


Holders:

     As of March 14, 2003, there were approximately 799 holders of record of the Company's Common Stock.

Dividends:

     Since reorganization, the Company has never declared or paid dividends on its Common Stock and currently does not intend to pay dividends in the foreseeable future. The payment of dividends in the future will be at the discretion of the Board of Directors.

Item 6.           Selected Financial Data

                                                             Years ended December 31,
                           ---------------------------------------------------------------------------------------------
                                 2002               2001              2000                1999               1998
                           -----------------  ----------------- ------------------  -----------------  -----------------
Total revenues                 $ 41,358,009       $ 44,534,364       $ 49,768,643       $ 51,173,422       $ 29,056,825

Operating income                  2,273,832          2,899,205          6,937,064          8,493,864          4,968,391

Income (loss) from
 continuing operations            1,688,318         (3,140,194)           996,588          1,632,584          1,751,055

Net income (loss)               $ 1,777,115       $ (3,081,814)       $ 1,074,246        $ 1,172,784        $ 1,887,241

Income (loss) per
 common share - basic
 and diluted:
  Income (loss) from
   contining operations              $ 0.22            $ (0.42)           $ (0.03)            $ 0.04             $ 0.11
  Net income (loss)                  $ 0.22            $ (0.41)           $ (0.02)           $ (0.01)            $ 0.13


Total assets                   $101,975,670       $116,991,123      $ 124,162,685      $ 127,692,489      $ 110,569,666

Long-term debt                   28,631,305         33,817,936         64,946,400         67,933,460         60,582,883

QUARTERLY RESULTS OF OPERATIONS

The following table sets forth certain unaudited operating results of each of the eight prior quarters. This information is unaudited, but in the opinion of management includes all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of operations of such periods.

                                                                   Fiscal 2002
                                   -----------------------------------------------------------------------
                                       First             Second              Third             Fourth
                                      Quarter            Quarter            Quarter           Quarter
                                   ---------------   ----------------   ----------------   ---------------
Total revenues                        $ 8,607,002        $11,157,587        $12,841,001       $ 8,752,419

Net income (loss)                      (1,712,651)           597,422          3,866,185          (973,841)

Net income (loss) applicable to
common stock                          $(1,770,776)        $  539,297        $ 3,808,060       $(1,031,966)

Income (loss) per common
share - basic and diluted                  $(0.24)            $ 0.07             $ 0.55           $ (0.17)



                                                                    Fiscal 2001
                                   -----------------------------------------------------------------------
                                       First             Second              Third             Fourth
                                      Quarter            Quarter            Quarter           Quarter
                                   ---------------   ----------------   ----------------   ---------------
Total revenues                        $10,031,166        $11,977,886        $13,647,242       $ 8,878,070

Net income (loss)                        (668,039)          (346,293)           696,649        (2,764,131)

Net income (loss) applicable to
common stock                          $  (726,164)       $  (404,418)        $  638,524       $(2,822,256)

Income (loss) per common
share - basic and diluted                  $(0.09)           $ (0.05)            $ 0.08           $ (0.36)

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

Property and equipment is stated at cost, reduced by provisions to recognize economic impairment in value when management determines that such impairment has occurred. Major renovations and improvements are capitalized. When assets are sold, retired or otherwise disposed of, the cost and related accumulated depreciation are eliminated from the accounts and the gain or loss is recognized. Repair and maintenance costs are generally charged to expense as incurred. Buildings, furniture and fixtures and equipment are depreciated using the straight-line method over the estimated useful lives as of the acquisition date or date of major renovation. The estimated useful lives of our buildings are forty years, and furniture and fixtures and equipment have useful lives ranging from five to fifteen years.

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

The Company accounts for income taxes pursuant to the asset and liability method that requires deferred tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities. Income tax credits attributable to benefits from net operating loss carryforwards or other temporary differences that existed at the time the Company adopted fresh-start accounting in February 1990 upon its bankruptcy reorganization are reflected as a contribution to stockholders' equity in the period in which the tax benefits are realized.

Overview

The operations of the Company are comprised primarily of the operations of Hotels.

The following charts present a summary of the operations of the Owned Hotels for the calendar years ended December 31, 2002 and 2001.

                                      2002

HOTEL AND LOCATION                                              RMS AVAIL.1        OCC%2         ADR3      Rev PAR4
------------------                                              -----------        -----         ----      --------
Days Inn, Sharonville, OH                                             52,195        66%         $36.42      $24.03
Best Western Kings Quarters, Doswell, VA                              90,520        49%         $67.19      $33.06
Days Inn Crabtree, Raleigh, NC                                        44,530        65%         $41.61      $27.03
Days Inn RTP, Raleigh, NC                                             40,515        78%         $63.82      $50.03
Holiday Inn, Independence, OH                                        132,860        54%         $77.18      $41.86
Holiday Inn, North Canton, OH                                         70,810        75%         $68.76      $51.83
Holiday Inn, Hudson, OH                                              105,120        48%         $69.54      $33.68
Comfort Inn, Akron, OH                                                48,180        52%         $52.66      $27.48
Holiday Inn Express, Juno Beach, FL                                   39,420        78%         $72.16      $56.14
Red Roof Kings Island, Mason, OH                                      45,260        46%         $42.60      $19.46
Days Inn Kings Island, Mason, OH                                      45,260        52%         $48.23      $25.00
Days Inn Cambridge, Cambridge, OH                                     37,258        37%         $51.27      $19.17
Best Western Cambridge, Cambridge, OH                                 34,675        56%         $44.40      $25.07


                                      2001

HOTEL AND LOCATION                                              RMS AVAIL.1        OCC%2         ADR3      Rev PAR4
------------------                                              -----------        -----         ----      --------
Days Inn, Sharonville, OH                                             52,195        58%         $38.69      $22.42
Best Western Kings Quarters, Doswell, VA                              90,520        49%         $66.91      $32.99
Knights Inn, Lafayette, IN5                                           11,396        56%         $34.39      $19.13
Days Inn Crabtree, Raleigh, NC                                        44,530        61%         $45.21      $27.43
Days Inn RTP, Raleigh, NC                                             40,515        86%         $68.04      $58.52
Holiday Inn, Independence, OH                                        132,860        52%         $87.23      $45.69
Holiday Inn, North Canton, OH                                         70,810        75%         $67.27      $50.70
Holiday Inn, Hudson, OH                                              105,120        49%         $76.03      $36.99
Comfort Inn, Akron, OH                                                48,180        49%         $56.43      $27.64
Holiday Inn Express, Juno Beach, FL                                   39,420        67%         $73.89      $49.75
Red Roof Kings Island, Mason, OH                                      45,260        44%         $47.27      $20.64
Days Inn Kings Island, Mason, OH                                      45,260        58%         $49.01      $28.56
Days Inn Cambridge, Cambridge, OH                                     37,258        40%         $50.46      $20.27
Best Western Cambridge, Cambridge, OH                                 34,675        53%         $44.27      $23.48
Days Inn Pompano, Pompano Beach, FL6                                  31,494        68%         $41.79      $28.34
Ramada Inn, Kent, OH7                                                 18,392        35%         $52.18      $18.07


1 Calculation is based on number of hotel rooms in service multiplied by number of days in a year.
2 Occupancy is the total number of rooms sold during a year divided by the total number of rooms available in such year.
3 Average Daily Rate equals total room revenue (exclusive of taxes) during a year divided by rooms sold.
4 Revenue Per Available Room equals total room revenues (exclusive of taxes) during a year, divided by rooms available for sale during such year.
5    Hotel was leased April 13, 2001; property sold August 15, 2002.
6    Hotel was sold June 30, 2001.
7    Hotel acquired September 1, 2001 and sold December 31, 2001.

Year Ended December 31, 2002 Compared To Year Ended December 31, 2001

During 2002, our business was negatively impacted by both the general economic downturn and the continued travel reduction after the terrorist attacks of September 11, 2001. Prior to that date, due to the general economic conditions, the Company implemented programs to reduce operating expenses at owned hotels. Management continues to monitor operations for cost savings and is pursuing new marketing initiatives to attract business.

In the discussion that follows, "comparable hotels" means only those hotels owned and operated by the Company since January 1, 2001 and still owned and operated as of December 31, 2002.

Room and related services revenue decreased 8.5% to $27,713,078 from $30,293,370 in 2001. For comparable hotels: (i) the average daily room rate decreased to $60.92 for 2002 from $64.45 for 2001; (ii) occupancy increased in 2002 to 57.1% from 56.0% in 2001; and (iii) room and related services revenue decreased 3.8% to $27,713,078 from $28,815,619 in 2001. Management believes that the increase in occupancy was offset by a reduction in room rates. However, this strategy was not entirely successful in overcoming the factors described in the opening paragraph.

Food and beverage revenues decreased 3.7% to $9,689,330 in 2002 from $10,065,582 in 2001. For comparable hotels, food and beverage revenues decreased 1.5%. These results reflected not only the effects of the slowing economy but also a decrease in the banquet business.

Management fee income decreased 8.8% to $2,731,576 in 2002 from $2,995,763 in 2001. Excluding a significant non-recurring short-term agreement in effect from June 2001 through August 2001, management fees increased 0.4%.

Total direct operating expenses decreased 4.2% to $17,358,300 in 2002 from $18,111,986 in 2001 but increased as a percentage of room and related services and food and beverage revenues to 46.4% from 44.9%. For comparable hotels, total direct operating expenses were flat with the prior year. The Company decreased front desk and housekeeping expenses to minimum support levels necessary to maintain customer service.

Occupancy expenses decreased 8.8% to $5,885,241 from $6,450,918 in 2001. Occupancy expenses decreased 2.6% for comparable hotels.

General and administrative expenses decreased 3.7% to $11,743,019 in 2002 from $12,192,890 in 2001 but increased as a percentage of total revenues to 28.4% from 27.4%. General and administrative expenses decreased 0.5% for comparable hotels.

Depreciation increased by $54,182 in 2002 from $3,883,537 in 2001. The increase was primarily attributable to depreciation on capital additions completed in 2002 and 2001, offset by depreciation on hotel properties sold in 2002 and 2001.

The gain from debt settlement of $5,787,088 is more fully described below under the caption "Liquidity and Capital Resources".

Interest income decreased to $397,145 in 2002 from $605,357 in 2001 as interest rates and funds on deposit decreased.

Interest expense decreased to $6,016,079 in 2002 from $6,851,400 in 2001. The decrease was attributable to modification of the mortgage loans related to four hotel properties located in the vicinity of Cleveland, OH, as described below under the caption "Liquidity and Capital Resources", the elimination of interest expense attributable to a sold property and amortization of principal in the ordinary course of business.

The Company's effective tax rate for continuing operations was 32.5% in 2002 compared to (4.7)% in 2001.

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

In the discussion that follows, "comparable hotels" means only those hotels owned and operated by the Company since January 1, 2000 and still owned and operated as of December 31, 2001.

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

Management fee income decreased 7.7% to $2,995,763 in 2001 from $3,246,814 in 2000. This decrease is primarily due to lower operating results at managed properties and a reduction in construction supervision fees. Excluding a significant non-recurring short-term agreement in effect from June 2001 through August 2001, management fees decreased 16.2%

Total direct operating expenses decreased 6.6% to $18,111,986 in 2001 from $19,381,405 in 2000 but increased as a percentage of room and related services and food and beverage revenues to 44.9% from 42.6%. For comparable hotels, total direct operating expenses decreased 4.5%. Front desk and housekeeping expenses were decreased to minimum support levels necessary to maintain customer service.

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

Capital for improvements to Owned Hotels has been and is expected to be provided by a combination of internally generated cash, reserve replacement accounts and, if necessary and available, borrowings. The Company expects to spend approximately 4% to 5% of annual revenues from Owned Hotels for capital expenditures.

The Company maintains a number of commercial banking relationships and has aggregate lines of credit totaling $6,500,000. There is an outstanding balance of $4,547,850 on the lines of credit at December 31, 2002, most of which represents borrowings used to fund operations during the latter part of December 2002.

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

Contractual Obligations

The following table provides details regarding the Company's contractual cash obligations subsequent to December 31, 2002:



                                                      Contractual Cash Obligations By Year
                                   -------------------------------------------------------------------------

                                       2003        2004 - 2005   2006 - 2007      Thereafter         Total
                                   -----------    -----------   -----------      -----------     -----------
Mortgage debt, fixed rate          $ 2,606,735     $3,647,957     $1,985,131      $12,600,813     $20,840,636
Mortgage debt, variable rate        38,751,270              -              -                -      38,751,270
Subordinate debt                             -              -              -       10,302,597      10,302,597
Capital leases                          97,083         94,808              -                -         191,891

                                    ----------      ---------      ---------       ----------      ----------
Total contractual cash
  obligations                      $41,455,088     $3,742,765     $1,985,131      $22,903,410     $70,086,394
                                    ==========      =========      =========       ==========      ==========


Commencing November 1, 2001, the Company withheld and reserved scheduled principal, interest and escrow payments with respect to four mortgage loans totaling $42,266,372 which were collateralized by four hotel properties in the vicinity of Cleveland, Ohio, in order to induce the lender to engage in discussions regarding a reduction in debt service costs. Management believed that the fixed interest rate on the loans was in excess of current market rates and repayment of the notes was creating a deficit cash flow based on current economic conditions.

Under a settlement agreement with the lender, the loans were assigned to The Provident Bank ("Provident") in August 2002 for a payment of $38,511,554, inclusive of a forbearance fee of $180,000 and miscellaneous costs. The Company and the lender exchanged mutual releases.

The sources of the funds for this payment were as follows:

           Loan from  Provident                                  $33,500,000
           Payment by Company from reserved funds                  3,522,454
           Replacement reserve                                     1,489,100
                                                                  ----------
                    Total                                        $38,511,554
                                                                  ==========

The payment by the Company was made from funds that had been reserved at the time of the withheld payments.

Provident modified the terms of the original loans by (i) reducing the aggregate outstanding principal balance to $33,500,000, (ii) changing the interest rate to a variable rate of the prime rate plus one half of one percent (.50%), (iii) requiring monthly principal payments based upon a 20 year amortization schedule, and (iv) changing the maturity date to August 1, 2003. The four loans continue to be cross-defaulted and cross-collateralized, meaning that if the Company fails to make payments with respect to any single property, all four loans will become immediately due and payable. However, the loans remain non-recourse to assets of the Company other than the four mortgaged properties. Provident also required and received personal guaranties from the Company's majority stockholders, Louis S. Beck and Harry G. Yeaggy, Chairman of the Board / Chief Executive Officer and Vice Chairman of the Company, respectively.

The payoff in accordance with the settlement agreement and the forgiveness of accrued interest and late fees, net of certain closing costs, resulted in a pre-tax gain of approximately $5,787,000 in the third quarter of 2002. No currently payable federal taxes resulted from this transaction as the Company has sufficient net operating losses to utilize. The settlement agreement triggered a test for recoverability of the Cleveland properties by the Company under the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The Company has determined that there is no impairment of the properties based on the test specified in FAS 144 and has obtained concurrence from its independent auditors. Until long-term financing is obtained, the $33,500,000 loan from Provident is classified as short-term debt in the balance sheet.

The Company has been pursuing both replacement long-term financing for the properties and the potential sale of one or more of the properties since August 2002. To date, the Company has been unable to secure an acceptable commitment for new financing due to general market conditions affecting lending to the hotel industry and the instability of the occupancy percentages of the properties. There can be no assurance that the Company will be able to obtain new long-term financing or, if obtained, on satisfactory terms. If the Company is unable to close long-term financing prior to the August 1, 2003 maturity date of the Provident loans, the Company will discuss with Provident an extension of such maturity date, but no assurance can be given that Provident will grant an extension.

Management of the Company believes that the cash flow from the Company's hotel operations will be sufficient to make the required amortization payments on the applicable mortgage loans. Balloon payments required at the maturity of the non-self-amortizing loans will be made from cash on hand at the time or from the proceeds of refinancing. There can be no assurance that the Company will be able to obtain financing, or if obtained, on terms satisfactory to it.

Demand at many of the hotels is affected by seasonal patterns. Demand for hotel rooms in the industry generally tends to be lower during the first and fourth quarters and higher in the second and third quarters. Accordingly, the Company's revenues reflect this seasonality.

Historical Changes in Liquidity and Capital Resources

Total assets decreased from $116,991,123 at December 31, 2001 to $101,975,670 at December 31, 2002. The decrease in total assets was the result of decreases in cash and cash equivalents, restricted cash and property and equipment, net. During 2002, the Company purchased 2,359,707 shares of its common stock at an aggregate cost of $2,932,008, primarily in negotiated transactions from large block holders who had been former major creditors of US Lines.

Net cash provided by operating activities decreased to $2,023,377 for the year ended December 31, 2002 from $2,824,913 in the year ended December 31, 2001.

During the year ended December 31, 2002, the Company invested $1,589,703 in capital improvements for the Owned Hotels as part of its operating plan. The Company plans to spend $1,513,000 on capital improvements during the year ending December 31, 2003 as part of its continuing improvement plans for the Owned Hotels.


Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Our adoption of SFAS 145 is not expected to have a material impact on our consolidated results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Our adoption of SFAS 146 is not expected to have a material impact on our consolidated results of operations, cash flows or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Our adoption of SFAS 148 is not expected to have a material impact on our consolidated results of operations, cash flows or financial position.

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

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk.

In limited instances, the Company seeks to reduce earnings and cash flow volatility associated with changes in interest rates by entering into financial arrangements intended to provide a hedge against a portion of the risks associated with such volatility. The Company continues to have exposure to such risks to the extent they are not hedged.

Interest rate swap agreements are the instruments used to manage interest rate risk. At December 31, 2002, the Company had one outstanding long-term interest rate swap agreement under which the Company pays variable interest rates and receives fixed interest rates. The following table sets forth the scheduled maturities and the total fair value of the Company's debt portfolio:


                Expected Maturity and Fair Value at December 31,

                 2003          2004         2005        2006         2007       Thereafter        Total       Fair Value
                 ----          ----         ----        ----         ----       ----------        -----       ----------
Debt:
Fixed rate      $2,703,819    $968,629    $2,774,137   $946,531    $1,038,600    $22,903,408    $31,335,124   $33,017,962
                ==========    ========    ==========   ========    ==========    ===========    ===========   ===========

Average
interest
rate                                                                                                   7.3%
                                                                                                       ====


Variable
rate           $38,751,271                                                                      $38,751,271   $38,751,271
               ===========                                                                      ===========   ===========

Average
interest
rate                                                                                                   4.6%
                                                                                                       ====

The Company's exposure to foreign currency risk is immaterial.

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

Item 9.           Changes in and Disagreements With Accountants on Accounting
                     and Financial Disclosures.

None.

                                    PART III

Item 10.         Directors and Executive Officers of the Registrant

Incorporated by reference to the material contained in "Election of Directors" and in "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders or to be provided by amendment to this report on Form 10-K by April 30, 2003.

Item 11.         Executive Compensation.

Incorporated by reference to the material contained in "Compensation of Directors and Executive Officers", "Compensation Committee Report on Executive Compensation" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders or to be provided by amendment to this report on Form 10-K by April 30, 2003.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the material contained in "Voting Securities and Principal Holders Thereof" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders or to be provided by amendment to this report on Form 10-K by April 30, 2003.

Item 13.         Certain Relationships and Related Transactions.

Incorporated by reference to the material contained in "Certain Relationships and Related Transactions" of the Company's definitive proxy statement (to be filed pursuant to the Securities Exchange Act of 1934, as amended) for the annual meeting of stockholders or to be provided by amendment to this report on Form 10-K by April 30, 2003.

Item 14.        Controls and Procedures.

Within 90 days of the filing of this Annual Report on Form 10-K the Company completed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's controls and procedures are effective to alert them on a timely basis to any material information relating to the Company that must be included in the Company's periodic reports filed with the Securities and Exchange Commission.

In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the aforementioned evaluation.

                                     PART IV

Item 15.         Exhibits, Lists and Reports on Form 8-K.


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

       10.13 Lease Agreement between Union Savings Bank and the Company (Cincinnati premises) dated January 1, 1999 incorporated by reference to Exhibit 10.13 to Form 10-Q of the Company filed with the Securities and Exchange Commission on May 13, 2002.

       10.13 (a) First Lease Amendment between Union Savings Bank and the Company (Cincinnati premises) dated January 1, 2002 incorporated by reference to Exhibit 10.13(a) to Form 10-Q of the Company filed with the Securities and Exchange Commission on May 13, 2002.

       10.14 Lease Agreement between Beck Group of Boca and the Company (Boca Raton premises) dated April 1, 2002 incorporated by reference to Exhibit 10.14 to Form 10-Q of the Company filed with the Securities and Exchange Commission on August 12, 2002.

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

       10.37(a)*      Promissory note recast agreement dated December 31, 2002
                      between the Company and ELBE Financial Group, LLC, with forms of promissory notes

       10.37(b)*      Promissory note recast agreement dated December 31, 2002
                      between the Company and Harry G. Yeaggy, with forms of promissory notes

       10.38 Purchase Agreement dated as of March 1, 2001 between Elbe Properties and JAGI Doswell, LLC incorporated by reference to Exhibit 10.38 to Form 8-K for the event dated March 1, 2001.

       10.39          Directors' Stock Option Plan incorporated by reference to
                      Exhibit 10.39 to Form 10-Q of the Company for the quarter ended June 30, 2001

       10.40a Mortgage Loan Modification Agreement dated August 2, 2002 between The Provident Bank and JAGI North Canton, LLC incorporated by reference to Form 8-K for the event dated August 2, 2002

       10.40b Mortgage Loan Modification Agreement dated August 2, 2002 between The Provident Bank and JAGI Cleveland Hudson, LLC incorporated by reference to Form 8-K for the event dated August 2, 2002

       10.40c Mortgage Loan Modification Agreement dated August 2, 2002 between The Provident Bank and JAGI Cleveland Independence, LLC incorporated by reference to Form 8-K for the event dated August 2, 2002

       10.40d Mortgage Loan Modification Agreement dated August 2, 2002 between The Provident Bank and JAGI Montrose West, LLC incorporated by reference to Form 8-K for the event dated August 2, 2002

       21*            Subsidiaries of the Company.

       23*            Consent of Grant Thornton LLP

       24*            Powers of Attorney.

       99.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350

       99.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350

* Exhibit filed herewith

(b) Reports on Form 8-K:

          The report on Form 8-K filed during the three months ended December 31, 2002 was as follows:

         Item Reported                                                              Date of Report
         -------------                                                              --------------
         Purchase  of  Company  common  stock  from  General  Electric  Capital
         Corporation  and United  States  Lines,  Inc. and United  States Lines
         (S.A.), Inc. Reorganization Trust                                          November 26, 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JANUS HOTELS AND RESORTS, INC.


Dated:  March 31, 2003             /s/ Louis S. Beck
                                   -----------------------------------------
                                  Louis S. Beck
                                  Chairman and Chief Executive Officer


Dated:  March 31, 2003            /s/ Richard  A. Tonges
                                  -----------------------------------------
                                  Richard A. Tonges
                                  Treasurer and Vice President of Finance
                                  (Principal Financial and Accounting Officer)


In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Dated:  March 31, 2003                              *
                                   ----------------------------------------
                                   Michael M. Nanosky
                                   President and Director


Dated:  March 31, 2003                              *
                                   ----------------------------------------
                                   Harry G. Yeaggy
                                   Vice Chairman


Dated:  March 31, 2003                              *
                                   ----------------------------------------
                                   Arthur Lubell
                                   Director


Dated:  March 31, 2003                              *
                                   ----------------------------------------
                                   Richard P. Lerner
                                   Director



Dated:  March 31, 2003                              *
                                   ----------------------------------------
                                   Lucille Hart-Brown
                                   Director


Dated:  March 31, 2003                              *
                                   ----------------------------------------
                                   C. Scott Bartlett, Jr.
                                   Director

Dated:  March 31, 2003                              *
                                   ----------------------------------------
                                   Stephen Grossman
                                   Director


Dated:  March 31, 2003                              *
                                   ----------------------------------------
                                   Paul Tipps
                                   Director


Dated:  March 31, 2003                              *
                                   ----------------------------------------
                                   Howard Nusbaum
                                   Director


* /s/ Richard A. Tonges
  --------------------------------
  Richard A. Tonges
  Attorney-in-Fact

                                 CERTIFICATIONS


I, Louis S. Beck, Chief Executive Officer, certify that:


1. I have reviewed this annual report on Form 10-K of Janus Hotels and Resorts, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

/s/ Louis S. Beck
----------------------------------------------
Louis S. Beck
Chief Executive Officer

I, Richard A. Tonges, Chief Financial Officer, certify that:


1. I have reviewed this annual report on Form 10-K of Janus Hotels and Resorts, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

/s/ Richard A. Tonges
----------------------------------------------
Richard A. Tonges
Chief Financial Officer

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                         PAGE

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS                                 F-2

CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 AND 2001                   F-3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,
2002, 2001 AND 2000                                                      F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED
DECEMBER 31, 2002, 2001 AND 2000                                         F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31,
2002, 2001 AND 2000                                                      F-6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Janus Hotels and Resorts, Inc.

We have audited the accompanying consolidated balance sheets of Janus Hotels and Resorts, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Janus Hotels and Resorts, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets" on January 1, 2002.




/s/ GRANT THORNTON LLP
February 24, 2003

                         JANUS HOTELS AND RESORTS, INC.

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001

                                                                                     December 31,       December 31,
                                                                                         2002               2001
                                                                                     ------------        -----------
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                           $  4,783,353       $  7,097,345
   Restricted cash                                                                        1,274,163          2,405,747
   Accounts receivable                                                                    2,139,165          2,107,968
   Current portion of notes receivable                                                            -          2,208,716
   Other current assets                                                                     191,668            196,512
                                                                                        -----------        -----------
     Total current assets                                                                 8,388,349         14,016,288
                                                                                        -----------        -----------

Property and equipment, net                                                              82,384,819         87,150,167
Mortgage notes receivable                                                                         -          3,029,629
Goodwill, net                                                                             7,133,384          7,133,384
Deferred tax asset                                                                                -             60,000
Replacement reserve                                                                       2,535,637          3,415,089
Other assets                                                                              1,533,481          2,186,566
                                                                                        -----------        -----------
                                                                                       $101,975,670       $116,991,123
                                                                                        ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                     $  4,547,850       $  1,362,735
   Current maturity of accelerated long-term debt                                                 -         42,266,372
   Current portion of long-term debt                                                     36,907,239          5,073,196
   Accounts payable                                                                       2,554,789          2,743,269
   Accrued expenses                                                                       2,199,444          3,417,549
                                                                                        -----------        -----------
     Total current liabilities                                                           46,209,322         54,863,121
                                                                                        -----------        -----------

Long-term debt, net of current portion                                                   28,631,305         33,817,936
Deferred tax liabilities                                                                  3,999,000          2,282,000
Minority interest                                                                                 -             91,113

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 5,000,000 shares authorized;
    3,100 shares issued and outstanding at December 31, 2002 and 2001                            31                 31
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
    11,804,518 and 11,804,195 shares issued at December 31,
    2002 and 2001, respectively                                                             118,046            118,043
   Additional paid-in capital                                                            34,645,991         36,059,511
   Accumulated deficit                                                                   (6,246,858)        (7,791,473)
   Treasury stock, at cost, 6,240,513 and 3,880,809 common shares at
     December 31, 2002 and 2001, respectively                                            (5,381,167)        (2,449,159)
                                                                                        -----------        -----------
     Total stockholders' equity                                                          23,136,043         25,936,953
                                                                                        -----------        -----------
                                                                                       $101,975,670       $116,991,123
                                                                                        ===========        ===========

                See notes to consolidated financial statements.

                       JANUS HOTELS AND RESORTS, INC.

                   CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 and 2000

                                                                                   2002             2001            2000
                                                                              ---------------  ---------------  --------------
Revenues:
   Room and related services                                                     $27,713,078      $30,293,370     $34,947,912
   Food and beverage                                                               9,689,330       10,065,582      10,544,317
   Management fees                                                                 2,731,576        2,995,763       3,246,814
   Other                                                                           1,224,025        1,179,649       1,029,600
                                                                                  ----------       ----------      ----------
     Total revenues                                                               41,358,009       44,534,364      49,768,643
                                                                                  ----------       ----------      ----------

Operating expenses:
   Direct:
     Room and related services                                                     7,287,864        7,926,500       9,027,084
     Food and beverage                                                             7,643,686        8,007,810       8,235,163
     Selling and general                                                           2,426,750        2,177,676       2,119,158
                                                                                  ----------       ----------      ----------
       Total direct expenses                                                      17,358,300       18,111,986      19,381,405
                                                                                  ----------       ----------      ----------
   Occupancy expenses                                                              5,885,241        6,450,918       6,673,326
   General and administrative expenses                                            11,743,019       12,192,890      12,017,409
   Severance arrangement of former president                                               -                -         500,000
   Impairment loss                                                                         -          627,263               -
   Depreciation                                                                    3,937,719        3,883,537       3,900,642
   Amortization                                                                      159,898          368,565         358,797
                                                                                  ----------       ----------      ----------
       Total operating expenses                                                   39,084,177       41,635,159      42,831,579
                                                                                  ----------       ----------      ----------

Operating income                                                                   2,273,832        2,899,205       6,937,064

Other income (expense):
   Interest expense                                                               (6,016,079)      (6,851,400)     (6,053,127)
   Interest income                                                                   397,145          605,357         846,792
   Gain from debt settlement                                                       5,787,088                -               -
   Gain (loss) from sale of properties                                                58,827         (164,811)              -
   Other                                                                              (1,495)               -         (45,107)
                                                                                  ----------       ----------      ----------
Income(loss) from continuing operations before income
  taxes and minority interest                                                      2,499,318       (3,511,649)      1,685,622

Provision(credit) for income taxes                                                   811,000         (165,000)        615,000
                                                                                  ----------       ----------      ----------
Income(loss) from continuing operations before minority interest                   1,688,318       (3,346,649)      1,070,622

Minority interest                                                                          -         (206,455)         74,034
                                                                                  ----------       ----------      ----------
Income(loss) from continuing operations                                            1,688,318       (3,140,194)        996,588
Gain (loss) on disposal of discontinued operations, net of taxes                      88,797           58,380          77,658
                                                                                  ----------       ----------      ----------
Net income(loss)                                                                   1,777,115       (3,081,814)      1,074,246
Less preferred dividend requirement                                                  232,500          232,500       1,262,561
                                                                                  ----------       ----------      ----------
Net income (loss) applicable to common stock                                     $ 1,544,615      $(3,314,314)    $  (188,315)
                                                                                  ==========       ==========      ==========

Basic income per common share:
   Income(loss) from continuing operations                                            $ 0.21          $ (0.42)        $ (0.03)
   Gain (loss) on disposal of discontinued operations                                   0.01             0.01            0.01
                                                                                       -----           ------          ------
   Net income (loss)                                                                  $ 0.22          $ (0.41)        $ (0.02)
                                                                                       =====           ======          ======

Diluted income per common share:
   Income(loss) from continuing operations                                            $ 0.21          $ (0.42)        $ (0.03)
   Gain (loss) on disposal of discontinued operations                                   0.01             0.01            0.01
                                                                                       -----           ------          ------
   Net income (loss)                                                                  $ 0.22          $ (0.41)        $ (0.02)
                                                                                       =====           ======          ======

Weighted average common shares:
   Basic                                                                           6,902,359        8,065,218       8,659,846
                                                                                   =========        =========       =========
   Diluted                                                                         6,902,359        8,065,218       8,659,846
                                                                                   =========        =========       =========

              See notes to consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                          Preferred Stock             Common Stock
                                      ------------------------   ------------------------
                                      Number of                  Number of                  Additional Paid-   Accumulated
                                        Shares        Amount       Shares         Amount       in Capital        Deficit
                                      ----------     ---------   -----------    ---------   ----------------  -------------
Balance January 1, 2000                16,788.08        $168     11,883,220     $118,833      $52,582,257     $(4,288,844)
Net income                                                                                                      1,074,246
Purchases of treasury stock
Preferred stock dividends                                                                                      (1,262,561)
                                       ---------         ---     ----------      -------       ----------      ----------
Balance December 31, 2000              16,788.08         168     11,883,220      118,833       52,582,257      (4,477,159)
Net income                                                                                                     (3,081,814)
Decrease in deferred tax asset                                                                 (2,646,000)
Purchases of treasury stock
Preferred stock dividends                                                                                        (232,500)
Redemption of preferred stock         (13,688.08)       (137)                                 (13,687,943)
Redemption of common stock                                          (79,025)        (790)        (188,803)
                                       ---------         ---     ----------      -------       ----------      ----------
Balance  December 31, 2001              3,100.00          31     11,804,195      118,043       36,059,511      (7,791,473)
Net income (loss)                                                                                               1,777,115
Decrease in deferred tax asset                                                                 (1,414,000)
Purchases of treasury stock
Preferred stock dividends                                                                                        (232,500)
Adjustment to redemption of
  common stock                                                          323            3              480
                                       ---------         ---     ----------      -------       ----------      ----------
Balance December 31, 2002               3,100.00        $ 31     11,804,518     $118,046      $34,645,991     $(6,246,858)
                                       =========         ===     ==========      =======       ==========      ==========


                                            Treasury Stock
                                      --------------------------
                                       Number of
                                         Shares         Amount          Total
                                       ----------    -----------    -----------
Balance January 1, 2000                3,212,128     $(1,416,499)    $46,995,915
Net income                                                             1,074,246
Purchases of treasury stock              200,219        (304,216)       (304,216)
Preferred stock dividends                                             (1,262,561)
                                       ---------      ----------      ----------
Balance December 31, 2000              3,412,347      (1,720,715)     46,503,384
Net income                                                            (3,081,814)
Decrease in deferred tax asset                                        (2,646,000)
Purchases of treasury stock              468,462        (728,444)       (728,444)
Preferred stock dividends                                               (232,500)
Redemption of preferred stock                                        (13,688,080)
Redemption of common stock                                              (189,593)
                                       ---------      ----------      ----------
Balance  December 31, 2001             3,880,809      (2,449,159)     25,936,953
Net income (loss)                                                      1,777,115
Decrease in deferred tax asset                                        (1,414,000)
Purchases of treasury stock            2,359,704      (2,932,008)     (2,932,008)
Preferred stock dividends                                               (232,500)
Adjustment to redemption of
  common stock                                                               483
                                       ---------      ----------      ----------
Balance December 31, 2002              6,240,513     $(5,381,167)    $23,136,043
                                       =========      ==========      ==========

    See notes to consolidated financial statements.

                   JANUS HOTELS AND RESORTS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                            2002            2001             2000
                                                                       ---------------  --------------  ---------------
Operating activities:
Net income (loss)                                                         $ 1,777,115     $(3,081,814)      $1,074,246
Adjustments to reconcile net income  to net cash provided by (used
 in) operating activities:
   Depreciation                                                             3,937,719       3,883,537        3,900,642
   Impairment loss                                                                  -         627,263                -
   Amortization of intangible assets                                          159,898         358,735          358,797
   Deferred taxes                                                             363,000        (108,000)         (95,275)
   Minority Interest                                                                -        (206,455)          74,034
   (Gain) loss on sale of hotel properties                                    (57,331)        164,811           45,107
   (Gain) from restructured debt                                           (5,787,088)              -                -
Changes in operating assets and liabilities, excluding acquisitions:
   Accounts receivable                                                       (278,336)         18,184         (382,911)
   Other current assets                                                         4,844          11,850            3,720
   Replacement reserve                                                        875,149         217,737         (957,353)
   Other assets                                                                56,350        (176,164)         245,963
   Accounts payable and accrued expenses                                      972,057       1,115,229          (73,322)
                                                                           ----------      ----------        ---------
      Net  cash provided by operating activities                            2,023,377       2,824,913        4,193,648
                                                                           ----------      ----------        ---------

Investing activities:
Purchases of property and equipment                                        (1,589,703)     (2,478,673)      (2,633,994)
Purchase of hotel property                                                          -      (1,700,000)               -
Proceeds from sale of property                                              2,577,908       2,375,000        2,700,000
Collections of notes receivable                                             2,050,000         100,384          261,206
                                                                           ----------      ----------        ---------
      Net cash (used in) provided by investing activities                   3,038,205      (1,703,289)         327,212
                                                                           ----------      ----------        ---------

Financing activities:
Dividends paid                                                               (232,500)       (232,500)      (1,262,561)
Decrease (Increase) in restricted cash                                      1,081,994        (744,741)         (79,053)
Repurchase of common stock                                                 (2,932,008)       (728,444)        (304,216)
Adjustment to redemption of common stock                                          483        (189,593)               -
Proceeds of short-term borrowings                                           6,293,954       4,355,309                -
Repayment of short-term borrowings                                         (3,108,839)     (2,992,574)               -
Proceeds from long-term borrowings                                                  -         497,266                -
Proceeds from refinancing                                                  33,500,000               -                -
Repayments of long-term borrowings                                        (41,978,658)     (2,233,483)      (3,490,437)
                                                                           ----------      ----------        ---------
      Net cash (used in) provided by financing activities                  (7,375,574)     (2,268,760)      (5,136,267)
                                                                           ----------      ----------        ---------

Increase (decrease) in cash and cash equivalents                           (2,313,992)     (1,147,136)        (615,407)

Cash and cash equivalents, beginning of period                              7,097,345       8,244,481        8,859,888

                                                                           ----------      ----------        ---------
Cash and cash equivalents, end of period                                  $ 4,783,353     $ 7,097,345       $8,244,481
                                                                           ==========      ==========        =========






                 See notes to consolidated financial statements.

                 JANUS HOTELS AND RESORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization:

As of December 31, 2002, the continuing operations of Janus Hotels and Resorts, Inc. and its Subsidiaries ("Janus" or the "Company") were comprised primarily of the operations of thirteen hotels and a hotel management company that manages hotels for unrelated parties. The Company's owned and managed hotels are located primarily in the Midwestern and Southeastern United States.

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

Goodwill: Goodwill, which represents the excess of the costs of acquired businesses over the fair value of the net assets acquired at the respective dates of acquisition, is subject to at least an annual assessment for impairment by applying a fair value based test.

Impairment of long-lived assets: The Company applies the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). Under SFAS 144, impairment losses on long-lived assets, such as property and equipment, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. As of December 31, 2002, there was no such impairment.

Deferred loan costs: Costs incurred to obtain long-term financing are deferred and amortized using the straight-line method (which approximates the interest method) over the terms of the loans.

Derivatives: The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended in June 2000 by SFAS 138. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Changes in fair value of those instruments will be reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedge.

Revenue recognition: The Company recognizes room revenue and other revenue when services are rendered. Amounts paid in advance are deferred until earned. Other revenue, which is recognized when services are provided, consists primarily of revenue derived from vending, guest laundry and other miscellaneous fees or services. Management fees are recognized on an accrual basis in accordance with the terms of the individual contracts.

Advertising costs: The costs of advertising and promotion are expensed as incurred. Advertising costs charged to operations, all of which were attributable to the Company's hotel operations, amounted to $931,337 in 2002, $980,851 in 2001 and $951,758 in 2000.

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

There were no grants of stock options during 2002. The weighted average fair value at date of grant for options granted during 2001 was $0.97. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions: (i) expected life - 5 years; (ii) interest rate - 3.0%; (iii) volatility - 78%; and, (iv) dividend yield - 0%. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for the award in 2001 consistent with the provisions of SFAS No. 123, the Company's pro forma net income for 2002 would have been $1,737,815, or $0.22 per common share, and the pro forma net loss for 2001 would have been $3,127,939, or $0.42 per common share.

Reclassification: Certain prior year amounts have been reclassified to conform to current year presentation.

Income (loss) per common share: Basic net income (loss) per common share is calculated by dividing net income or loss, as adjusted for required preferred stock dividends, by the weighted average number of common shares outstanding during the period. The calculation of diluted net income (loss) per common share is similar to that of basic net income (loss) per common share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, principally those issuable upon the exercise of stock options and warrants, were issued during the period. The Company had no dilutive securities during the three years ended December 31, 2002.

The Company's reported net income represents its net income available to common stockholders for purposes of computing both measures.

New accounting pronouncements. In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Our adoption of SFAS 145 is not expected to have a material impact on our consolidated results of operations, cash flows or financial position.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Our adoption of SFAS 146 is not expected to have a material impact on our consolidated results of operations, cash flows or financial position.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Accounting for Stock-Based Compensation - Transition and Disclosure" ("SFAS 148"). SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Our adoption of SFAS 148 is not expected to have a material impact on our consolidated results of operations, cash flows or financial position.

Note 3 - Acquisitions and dispositions:

The Company continually monitors general economic conditions and the local economies where its hotels are located. When purchase offers for hotel properties present sufficient economic benefits over ownership or other market changes reduce economic returns, the properties are sold.

On August 15, 2002, the Company disposed of a hotel property located in Lafayette, Indiana. The hotel was sold for cash and resulted in a gain of $58,827.

On September 1, 2001, the Company completed the acquisition of a 152-room hotel now known as Ramada Inn Kent. The purchase price of $1,700,000, which was allocated to the assets acquired, was paid in cash. The results of operations of the acquired hotel property are included in the consolidated financial statements from the effective date of acquisition. On December 30, 2001, this property was sold for $2,500,000 resulting in a gain of $605,922. The consideration was $400,000 cash and a $2,100,000 note receivable that was paid in 2002. The note had an interest rate of prime plus 2%.

On July 2, 2001, the Company sold a 75% owned hotel property located in Pompano Beach, FL. The hotel was sold for cash of $2,375,000 and resulted in a loss of $770,733.

On June 15, 2000, the Company disposed of a hotel property located in Cincinnati, Ohio. The hotel was sold for cash of $2,700,000 and resulted in a gain of $29,893.

Note 4 - Mortgage notes receivable:

The balances at December 31, 2002 and 2001 consisted of the following:

                                                                                    2002          2001
                                                                                    ----          ----
       Note secured by campground, with interest at 8%                              $  -       $3,138,345
       Note secured by hotel property, with interest at prime plus 2%                           2,100,000
                                                                                     ----       ---------
                                                 Total long-term receivable            -        5,238,345
       Less current portion                                                                     2,208,716
                                                                                     ----       ---------
                                  Long-term portion, net of current portion         $  -       $3,029,629
                                                                                     ====       =========

The mortgage note for the campground was payable in monthly installments of principal and interest through April 2003 with final installments of remaining principal and interest due in May 2003. The mortgage note was secured by undeveloped vacant ground in Kissimmee, Florida. The ground is owned by an entity controlled by Messrs. Louis S. Beck ("Beck") and Harry G. Yeaggy ("Yeaggy") who together with their affiliates own in excess of 50% of the Company's common stock. In December 2002, Messrs. Beck and Yeaggy, and entities controlled by them, agreed to offset the mortgage note receivable against a portion of the subordinated debt due to them by the Company. The note secured by the hotel property accrued interest until its maturity on March 31, 2002.

Note 5 -- Property and equipment:

Property and equipment at December 31, 2002 and December 31, 2001 consisted of the following:

                                                           December 31,        December 31,
                                                               2002                2001
                                                         ----------------    ----------------
Land                                                        $14,345,814        $ 14,913,015
Hotels                                                       68,001,705          69,740,969
Hotel furniture and fixtures                                 15,347,865          14,935,617
Equipment and vehicles                                        1,711,969           1,320,324
                                                             ----------         -----------
                                                             99,407,353         100,909,925
Less accumulated depreciation and amortization               17,022,534          13,759,758
                                                             ---------          -----------
Totals                                                      $82,384,819        $ 87,150,167
                                                             ==========         ===========

In 2002, management's review of its long-lived assets indicated there was no impairment. In 2001, management's review of its long-lived assets for impairment indicated that the carrying value of the hotel property known as Knights Inn Lafayette ("Lafayette Property") was in excess of its fair value. The fair value of the Lafayette Property was based on a purchase option included in a five year lease agreement. The impairment loss was $627,263.

Note 6 - Goodwill

On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". In accordance with SFAS 142, the Company discontinued goodwill amortization and tested goodwill for impairment as of December 31, 2002 determining that no impairment loss was necessary. The Company will continue to test goodwill for impairment at least annually. Goodwill was $7,133,384 as of December 31, 2002, and was unchanged for the year then ended. The following table presents net income on a comparable basis, after adjustment for goodwill amortization:

                                                        December 31,      December 31,
                                                            2002              2001
                                                       ---------------   ----------------
Net income (loss) applicable to common stock:
     As reported                                           $1,544,615        $(3,314,314)
     Goodwill amortization, net of tax                              -            210,113
                                                            ---------         ----------
     Adjusted  net income (loss)                           $1,544,615        $(3,104,201)
                                                            =========         ==========

Basic and diuted earnings (loss) per common share:
     As reported                                                $0.22            $(0.41)
                                                                 ====             =====

     As adjusted                                                $0.22            $(0.38)
                                                                 ====             =====



Note 7 -- Long-term debt:

Long-term debt at December 31 consisted of the following:

                                                                2002                 2001
                                                                ----                 ----
Fixed rate mortgage notes payable in monthly
  installments, including interest at rates ranging
  from 2.4% to 9.75%; the mortgage notes mature
  from May 2003 through March 2016                            $20,840,636          $63,419,074
Subordinated debt due December 2011 with
  quarterly interest payments; interest rate at
  7.5%                                                         10,302,596           13,688,080
Variable rate mortgage notes payable in monthly
  installments, including interest at rates varying
  with the prime commercial lending rate and
  rates on U.S. Treasury securities (the effective
  rates at December 31, 2002 ranged from 4.25%
  to 4.75%); the mortgage notes mature from
  June 2003 through August 2003                                34,203,420            3,153,431
Equipment notes with various maturities through
  September 2004 and interest at rates ranging
  from 0.00% to 6.58%                                             191,892              896,919
                                                               ----------           ----------
                                Total long-term debt           65,538,544           81,157,504
Less:
   Current maturity of accelerated long-term debt                       -           42,266,372
   Current portion of long-term debt                           36,907,239            5,073,196
                                                               ----------           ----------
        Long-term debt, net of accelerated debt and
                                    current portion           $28,631,305          $33,817,936
                                                               ==========           ==========

Commencing November 1, 2001, the Company withheld and reserved scheduled principal, interest and escrow payments with respect to four mortgage loans totaling $42,266,372, which were collateralized by hotel properties in the vicinity of Cleveland, Ohio, in order to induce the lender to engage in discussions regarding a reduction in debt service costs. Management believed that the fixed interest rate on the loans was in excess of current market rates and repayment of the notes was creating a deficit cash flow based on current economic conditions.

Under a settlement agreement with the lender, the loans were assigned to The Provident Bank ("Provident") in August 2002 for a payment of $38,511,554, inclusive of a forbearance fee of $180,000 and miscellaneous costs. The Company and the lender exchanged mutual releases.

The sources of the funds for this payment were as follows:

         Loan from  Provident                                   $33,500,000
         Payment by Company from reserved funds                   3,522,454
         Replacement reserve                                      1,489,100
                                                                 ----------
                  Total                                         $38,511,554
                                                                 ==========

The payment by the Company was made from funds that had been reserved at the time of the withheld payments.

Provident modified the terms of the original loans by (i) reducing the aggregate outstanding principal balance to $33,500,000, (ii) changing the interest rate to a variable rate of the prime rate plus one half of one percent (.50%), (iii) requiring monthly principal payments based upon a 20 year amortization schedule, and (iv) changing the maturity date to August 1, 2003. The four loans continue to be cross-defaulted and cross-collateralized, meaning that if the Company fails to make payments with respect to any single property, all four loans will become immediately due and payable. However, the loans remain non-recourse to assets of the Company other than the four mortgaged properties. Provident also required and received personal guaranties from the Company's majority stockholders, Louis S. Beck and Harry G. Yeaggy, Chairman of the Board / Chief Executive Officer and Vice Chairman of the Company, respectively.

The payoff in accordance with the settlement agreement and the forgiveness of accrued interest and late fees, net of certain closing costs, resulted in a pre-tax gain of approximately $5,787,000 in the third quarter of 2002. No currently payable federal taxes resulted from this transaction as the Company has sufficient net operating losses that will be utilized. The settlement agreement triggered a test for recoverability of the Cleveland properties by the Company under the provisions of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). The Company has determined that there is no impairment of the properties based on the test specified in FAS 144 and has obtained concurrence from its independent auditors. Until long-term financing is obtained, the loan from Provident is classified as short-term debt in the balance sheet.

The Company has been pursuing both replacement long-term financing for the properties and the potential sale of one or more of the properties since August 2002.

In the fourth quarter, the Company entered into an interest rate swap transaction with a lender bank by which they converted LIBOR based payments into fixed payments for the debt during the swap period. The contract matures on December 18, 2005, the same maturity date as the related loan in the amount of $2,088,974. The fixed interest rate under the agreement is 5.81%. There has been no material change in the fair value of the interest rate swap at December 31, 2002.

Long-term debt is secured by the Company's notes, property and equipment. Principal payments in years subsequent to December 31, 2002 are as follows:

           Year Ending December 31          Amount
           -------------------------   ------------------
                     2003                    $36,907,239
                     2004                        968,629
                     2005                      2,774,137
                     2006                        946,531
                     2007                      1,038,600


Note 8 -- Commitments and contingencies:

Concentration of credit risk:

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash in banks, accounts receivable and the mortgages.

     The Company maintains its cash balances in bank deposit accounts that, at times, may exceed the Federal Deposit Insurance Corporation coverage limits thereby exposing the Company to credit risk. The Company reduces its exposure to credit risk by maintaining such deposits with financial institutions which management believes are high quality.

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

Note 9 - Income taxes:

The utilization or expiration of the federal net operating loss carryforwards generated prior to the Company's reorganization in February 1990 will be reported as an increase or decrease in additional paid-in capital and not as a credit or expense in the results of operations. In 2002 and 2001, the Company decreased additional paid-in-capital by $1,414,000 and $2,646,000, respectively, as a result of the expiration of federal net operating loss carryforwards.

Section 382 of the Internal Revenue Code limits the amounts of net operating loss carryforwards usable by a corporation following a change of more than 50% in the ownership of the corporation during a three-year period. As of December 31, 2002, management believes that such a change in ownership has not occurred.

The provision (credit) for income taxes consists of the following:

                                                                       2002                2001             2000
                                                                       ----                ----             ----
     Federal income tax provision:
        Current                                                      $      -          $       -        $ 16,000
        Deferred                                                      362,000           (175,000)        404,000
                                                                      -------           --------         -------
          Total federal income tax provision                          362,000           (175,000)        420,000
                                                                      -------

     State and local income tax provision:
        Current                                                       464,000             10,000         290,275
        Deferred                                                      (15,000)                 -         (95,275)
                                                                      -------           --------         -------
          Total state and local provision                             449,000             10,000         195,000
                                                                      -------           --------         -------

     Provision (credit) for income taxes                             $811,000          $(165,000)       $615,000
                                                                      =======           ========         =======


A reconciliation of the statutory Federal income tax rate of 34% to the effective tax rate for the provision for income taxes attributable to income from continuing operations follows:

                                                                              2002          2001         2000
                                                                            ---------     ---------    ---------
     Statutory rate                                                             34.0%        (34.0)%       34.0%
     Nondeductible amortization of goodwill                                        -           1.9          4.2
     State and local tax                                                        11.6           0.2          7.6
     Gain (loss) on hotel properties sold                                          -           9.7         (8.8)
     Minority interest acquisition                                                 -           9.7            -
     Reorganization Trust loss                                                  (6.2)         (6.7)       (15.2)
     Valuation allowance                                                           -          12.5         14.7
     Expiration of net operating losses                                         (6.9)            -            -
     Other                                                                         -           2.0            -
                                                                                ----          ----         ----
               Total                                                            32.5%         (4.7)%       36.5%
                                                                                ====          ====         ====

Deferred taxes at year-end were comprised of the following:


                                                                   2002                2001
                                                              ---------------     ---------------
Deferred tax liabilities:
   Depreciation and other                                        $10,400,000         $11,981,000
                                                                  ----------          ----------
Deferred tax assets:
   Net operating loss carryforwards                                6,401,000           9,759,000
                                                                  ----------          ----------
                          Net deferred tax (liability) asset     $(3,999,000)        $(2,222,000)
                                                                  ==========          ==========

At December 31, 2002, the Company had federal net operating loss carryforwards of $18,828,000 that expire beginning in 2003 through 2012. Although realization is not assured, the Company has concluded that it is more likely than not that the net operating loss carryforwards will be realized prior to their expiration dates. Therefore, no valuation allowance has been provided.

Note 10 -- Discontinued operations:

In April 1998, the Company entered into an agreement for the sale of its oil and gas services operations. An amendment to this agreement was completed in September 1999. As part of the amended agreement, the buyers had the right to make a payment of $356,372 on or before December 31, 1999 in settlement of a $500,000 note. If the payment was not made, the note would be paid out over a period of sixty months at an 8% rate of interest. As a result, a loss from disposal of discontinued operations of $500,000 has been accrued. The Company received $131,797 and $101,380 as a recovery on the note during 2002 and 2001, respectively.

Note 11 -- Fair value of financial instruments:

The Company assumes that the fair values of current assets and current liabilities are equal to their reported carrying amounts due to their relatively short period of maturity. The fair values of noncurrent financial assets and liabilities are as follows:

                                              2002                               2001
                                --------------------------------   ---------------------------------
                                Carrying Amount    Fair Value      Carrying Amount     Fair Value
                                --------------   ---------------   ---------------   ---------------
Long-term debt                    $57,446,735       $59,627,767       $66,572,505       $65,889,507

Subordinated debt                  10,302,597        10,404,402        13,688,080        13,833,658


Fixed rate long-term debt is valued based on the expected future cash flows discounted at risk-adjusted rates. Variable rate mortgage notes are valued at their carrying amounts since they bear current interest rates. Equipment notes are valued at carrying amounts since determination of the fair value of capital lease is not practicable.

Note 12 -- Minority interest:

On June 7, 2002, JI Subsidiary, Inc., which was 90% owned by the Company, was dissolved. The amount due to minority stockholders was disbursed to the Company's transfer agent in July 2002.

Note 13 - Stockholders' equity:

Capital stock: Information regarding the capital stock of Janus follows:
   Preferred stock, par value $.01 per share; 5,000,000 shares authorized and 3,100 shares of Series B preferred stock were issued and outstanding at December 31, 2002 and 2001. The Series B preferred stock has a liquidating and redemption price of $1,000 per share. Holders of the Series B preferred stock are entitled to cumulative dividends at the annual rate of $75 per share. Unless dividends remain unpaid for a specified period, holders will not derive any voting rights from the Series B preferred stock. Effective January 1, 2001, 13,688.08 shares of preferred stock were redeemed by the Company. The aggregate redemption price of $13,688,080 was paid in the form of promissory notes maturing on December 31, 2011. The notes bear interest at the rate of 7.5% per annum. Interest only is payable on a quarterly basis.

   Common stock, par value $.01 per share; 15,000,000 shares authorized; 11,804,518 shares and 11,804,195 shares issued at December 31, 2002 and 2001, respectively; and 6,240,513 and 3,880,809 shares held as treasury shares at December 31, 2002 and 2001, respectively. At December 31, 2001, the Reorganization Trust held shares of Janus common stock for possible future distribution under the Plan that the Reorganization Trust is required to vote in proportion to the votes cast by the Company's stockholders other than Messrs. Beck and Yeaggy. These shares were repurchased in December 2002.

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

Note 14 -- Stock options and stock appreciation rights:

On June 7, 2001, the stockholders approved the adoption of the Janus Hotels and Resorts, Inc. Directors' Stock Option Plan (the "Directors' Plan"). The Directors' Plan provides for the granting of options to members of the Board of Directors who are not employees of the Company or its subsidiaries ("Outside Directors"). The options granted under the Plan are nonstatutory stock options. The Board of Directors of the Company administers the Directors' Plan that will terminate on December 31, 2010. An aggregate of 300,000 shares of common stock is reserved for issuance under the Directors' Plan.

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

The following summarizes the stock option transactions under the plans for the three years ended December 31, 2002:

                                                           Weighted
                                                           Average
                                                           Exercise
                                              Shares         Price
                                            ---------    -----------
Options outstanding January 1, 2000             4,000       $ 2.75
   Granted                                          -
   Exercised                                        -
   Forfeited                                   (4,000)
                                              -------
Options outstanding December 31, 2000               -
   Granted                                    120,000         1.50
   Exercised                                        -
   Forfeited                                  (10,000)        1.50
                                              -------
Options outstanding December 31, 2001         110,000         1.50
   Granted                                          -
   Exercised                                        -
   Forfeited                                        -
                                              -------
Options outstanding December 31, 2002         110,000       $ 1.50
                                              =======

Options exercisable December 31, 2002         110,000       $ 1.50
                                              =======


The weighted average contractual life of the outstanding options at December 31, 2002 is 8.25 years.

During 1997, the Company granted SARs with respect to 100,000 shares of Janus common stock to an executive officer at an exercise price of $3.25 per share that vest at the rate of 20,000 shares per year commencing on April 23, 1997. During 2000, these SARs were forfeited at the time the executive resigned his position. It also granted SARs in 1997 with respect to a total of 35,000 shares of Janus common stock to directors at an exercise price of $3.25 per share which will be exercisable at any time during the period from October 25, 1997 through April 23, 2003; however, the appreciated value paid with respect to the SARs issued to the directors will be limited to $7.00 per share. Appreciation upon any exercise of the SARs issued in 1997 must be paid in cash. Management estimates that the exercise price for the SARs granted in 1997 approximated the fair value on the respective dates of grant and throughout the remainder of the year. Accordingly, the Company made no charges to compensation expense related to the SARs during 1997. The SARs issued in 1997 were not issued in conjunction with the Plan. In 1998, the Company granted SARs with respect to 25,000 shares of common stock to a director at an exercise price of $2.48 per share that will be exercisable at any time through December 17, 2003. These SARs were not issued in conjunction with the Plan.

Note 15 Supplemental Cash Flow Disclosures:

The following table illustrates the supplemental cash flow disclosures for the three years ended December 31, 2001:

                                                                              2002             2001            2000
                                                                           ----------      -----------      ----------
Interest paid                                                              $4,442,155      $ 6,271,156      $6,053,127
                                                                            =========       ==========       =========

Income taxes paid                                                          $  165,443      $   270,309      $  493,909
                                                                            =========       ==========       =========

Noncash investing and financing transactions:
    Reduction of note secured by campground                                $3,385,484      $         -      $        -
                                                                            =========       ==========       =========
    Reduction of subordinated debt                                         $3,385,484      $         -      $        -
                                                                            =========       ==========       =========
   Conversion of preferred stock to long-term debt                         $        -      $13,688,080      $        -
                                                                            =========       ==========       =========
   Acquisition of minority interest through a note                         $        -      $   600,000      $        -
                                                                            =========       ==========       =========
   Sale of hotel property through a note                                   $        -      $ 2,100,000      $        -
                                                                            =========       ==========       =========

Note 16 -- Related party transactions:

The Company engages in various transactions with other entities in which Mr. Beck and Mr. Yeaggy have an interest. In addition to interest derived from the mortgages (see Note 4), results of operations in 2002, 2001 and 2000 include revenues and expenses derived from related party transactions as follows:

                                                       2002           2001              2000
                                                     --------       --------          --------
Personnel leasing fees (a)                           $168,917       $188,005          $213,979

Management systems fees (b)                            47,930         37,065            38,137

Rent for office facilities and equipment               78,921         54,520            54,520

Airplane charges (c)                                  365,036        300,000           306,000

Tax preparation and contingent fees (d)                15,732            -                 -


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

     (d) In January 2002, the Company entered into an agreement with Cunningham Consulting and Associates to prepare personal property tax returns and to analyze potential tax savings. The Company pays fees for return preparation and contingent fees based on realized tax savings. Messrs. Beck and Tonges are minority owners in this company.

At various times the Company may deposit funds in a financial institution that is controlled by Messrs. Beck and Yeaggy.