Form 10-K/A
period 2002-12-31
JANUS HOTELS & RESORTS INC
filed 2003-04-28
CIK 1020359

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No. 1

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer was approximately $1,105,000, as of April 21, 2003.

Number of shares of common stock outstanding as of April 21, 2003: 5,564,005


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                           Forward Looking Statements

         When used in this and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "will likely result," "expects," "plans," "will continue," "is anticipated," "estimated," "project" or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify forward-looking statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, each of which speak only as of the date made. All such forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements, including without limitation, the pace of the travel and hospitality industries recovery in the aftermath of the terrorist attacks of September 11, 2001; competition within the lodging industry, both on a local and national level; the duration and severity of the recent downturn in the economy; the seasonality of the hotel business; general real estate and economic conditions; the cost and availability of capital for scheduled maintenance, renovations and expansion; government and regulatory action affecting the hotel industry; the Company's ability to generate adequate working capital to sustain its operations, and the other risks and uncertainties set forth in the annual, quarterly and current reports of the Company. The Company has no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

                                Explanatory Note

         Janus Hotels and Resorts, Inc. (the "Company" or "Janus") is amending its Annual Report on Form 10-K for the year ended December 31, 2002 to include the information required by Part III, Items 10 through 13, which was omitted in the original filing pursuant to General Instruction G(3) of Form 10-K.


Item 10. Directors and Executive Officers of the Registrant

         The directors (including current class designation), and executive officers of the Company are as follows:

      -------------------------------------------------------------------------------------------------------
      Name                         Age              Position                         Held Position Since
      -------------------------------------------------------------------------------------------------------
      C. Scott Bartlett, Jr.       70               Director (Class A)               1996
      -------------------------------------------------------------------------------------------------------
      Louis S. Beck                57               Chairman of the Board and        1997
                                                    Chief Executive Officer
                                                    (Class A)
      -------------------------------------------------------------------------------------------------------
      Lucille Hart-Brown           54               Director (Class A)               1996
      -------------------------------------------------------------------------------------------------------
      Richard P. Lerner            64               Director (Class A)               1996
      -------------------------------------------------------------------------------------------------------
      Arthur Lubell                89               Director (Class B)               1990
      -------------------------------------------------------------------------------------------------------
      Howard C. Nusbaum            46               Director (Class B)               2000
      -------------------------------------------------------------------------------------------------------
      Paul Tipps                   66               Director (Class B)               1997
      -------------------------------------------------------------------------------------------------------
      Stephen B. Grossman          70               Director (Class C)               2000
      -------------------------------------------------------------------------------------------------------
      Michael M. Nanosky           44               Director and President (Class    1997 (Director)
                                                    C)                               2000 (President)
      -------------------------------------------------------------------------------------------------------
      Harry Yeaggy                 57               Vice Chairman of the Board       1997
                                                    (Class C)
      -------------------------------------------------------------------------------------------------------
      Richard A. Tonges            47               Treasurer and Vice President     1997
                                                    of Finance
      -------------------------------------------------------------------------------------------------------
      Deborah Chamberlin           49               Vice President of Operations     2001
      -------------------------------------------------------------------------------------------------------
      John Fernando                50               Vice President of Food and       2001
                                                    Beverage
      -------------------------------------------------------------------------------------------------------


         All directors of the Company hold office until their respective successors are elected and qualified, or until their death, resignation or removal. Officers serve at the discretion of the Board of Directors.

         There are no family relationships between any directors or executive officers of the Company.

Class A Directors. The following Class A Directors were elected at the Company's 2000 annual meeting for terms ending in 2003:

C. Scott Bartlett, Jr.

         Mr. Bartlett has been a Director of the Company since August 1996. Mr. Bartlett has served as an independent financial consultant and corporate director since 1990. Mr. Bartlett retired in 1990 as Executive Vice President, Senior Lending Officer and Chairman, Credit Policy Committee for National Westminster Bank USA where he was employed since 1973. Mr. Bartlett presently serves as a director of the following corporations: NVR, Inc., AMEX: NVR (Audit Committee, Nominating Committee); and Abraxas Petroleum Corporation, AMEX: ABP (Chairman, Audit Committee, Member, Special Committee).

Louis S. Beck

         Mr. Beck has been a Director and Chairman of the Board of the Company since the Company's acquisition, by way of merger, of Beck Group Management Corp. on April 24, 1997. He is also the Company's Chief Executive Officer. He has been a principal stockholder and Chief Executive Officer of Beck Hospitality Inc. III and predecessor companies engaged in the hotel management business since 1972. He has also been Chairman of the Board of Union Savings Bank in Cincinnati, Ohio since 1986. Union Savings Bank is a wholly-owned subsidiary of U.S. Bancorp, a savings and loan holding company of which Mr. Beck is a principal stockholder , director and President. In addition, since 1992 he has served as Chairman of the Board of Guardian Savings Bank in Cincinnati, Ohio and serves as a director and President of its holding company, Guardian Bancorp, Inc., in which Mr. Beck is the principal stockholder.

Lucille Hart-Brown

         Ms. Hart-Brown has been a Director since August 1996. Ms. Hart-Brown has served as President of Benefit Services, Inc. since April 1996. Ms. Hart-Brown served as Administrator of Marine Engineers' Beneficial Association from 1982 until 1996. Ms. Hart-Brown was a member of the U.S. Lines Creditors' Committee from inception in 1986 until conclusion of the U.S. Lines bankruptcy proceeding in 1990.

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

Class B Directors. The following Class B Directors were elected at the Company's 2001 annual meeting for terms ending in 2004:

Arthur Lubell

         Mr. Lubell was designated a creditor representative member of the Board of Directors pursuant to the Plan of Reorganization in the U.S. Lines bankruptcy in May 1990 and served as Treasurer of the Company from May 15, 1995 until April 24, 1997. Mr. Lubell has been a member of the law firm Lubell & Koven, New York City, since 1960.

Howard C. Nusbaum

         Mr. Nusbaum has been a Director of the Company since June 28, 2000. Since September 12, 2001 to present Mr. Nusbaum has been President and Chief Executive Officer of American Resort Development Association. From August 1, 1999 until September 1, 2000 he held a consulting contract with the American Hotel and Motel Association serving the Association in the position of Vice President Corporate Relations. From July 1990 until September 2001, Mr. Nusbaum was President and Executive Vice President of the Ohio Hotel and Lodging Association.

Paul Tipps

         Mr. Tipps has been a Director of the Company since April 24, 1997. Mr. Tipps is the co-founder of State Street Consultants, a government affairs consulting firm, organized in 1984. Since January 1997 he has been a director of the Federal Home Loan Bank - Cincinnati and was elected Chairman in 2000. Mr. Tipps is a member of the Board of Directors of the John Glenn Institute for Public Service and Public Policy of The Ohio State University.

Class C Directors. The following Class C Directors were elected at the Company's 2002 annual meeting for terms expiring in 2005.

Stephen B. Grossman

         Mr. Grossman has been a Director of the Company since June 28, 2000. Since September 2000, Mr. Grossman has been a self-employed financial consultant. From August 1999 to August 2000 he was Chairman of the Board of InYourMusic.com, Inc. During 1998 and 1999 he was Assistant to the Vice President of Ronpac, Inc. From 1995 through 1998, he was a Managing Director of Lincolnshire Management Company, an investment fund. He is a certified public accountant licensed in New York and New Jersey.

Michael M. Nanosky

         Mr. Nanosky became a Director and President of Hotel Operations of the Company upon the Company's acquisition, by way of merger, of Beck Group Management Corp. on April 24, 1997. Effective June 28, 2000, he became President of the Company. From March 1990 until he joined the Company, Mr. Nanosky was President of Beck Group Management Corp., a company engaged in the hotel management business.

Harry G. Yeaggy

         Mr. Yeaggy has been a Director and Vice Chairman of the Company since the Company's acquisition, by way of merger, of Beck Group Management Corp. on April 24, 1997. He has been a stockholder and chief operating officer of Beck Hospitality Inc. III and predecessor companies engaged in the hotel management business since 1986. He has also been a director and President of Union Savings Bank in Cincinnati, Ohio since 1986. Union Savings Bank is a wholly-owned subsidiary of U.S. Bancorp., a savings and loan holding company of which Mr. Yeaggy is a beneficial owner, director, Vice President and Secretary.

Other Executive Officers:

Richard A. Tonges

         Mr. Tonges has been Vice President-Finance and Treasurer of the Company since the Company's acquisition, by way of merger, of Beck Group Management Corp. on April 24, 1997. Prior to joining the Company, Mr. Tonges was Chief Financial Officer of Beck Group Management Corp. since September 1978. Mr. Tonges is a certified public accountant.

Deborah Chamberlin

         Ms. Chamberlin has been Vice President of Operations of the Company since June 7, 2001. She has been employed by the Company since November 1997 and became an officer in 1999. Ms. Chamberlin was employed by Summit Hotel Management from 1985 to November 1997 where she served as General Manager of Summit's hotels and held various other hotel operation positions.

John Fernando

         Mr. Fernando has been Vice President of Food and Beverage of the Company since June 7, 2001. He has been employed by the Company since October 1998. Mr. Fernando served in the U.S. Marine Corps, from 1994 to October 1998 as Executive Chef and Food Service Director.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Based on a review of the copies of reports furnished to the Company, the Company believes that during the year ended December 31, 2002 all filing requirements applicable to its officers, directors and 10% beneficial owners were met.

Item 11. Executive Compensation

Director Compensation

         The Company's non-employee directors receive an annual retainer of $15,000 and $1,000 per meeting attended. If attendance is by telephone, the fee will be $500. In addition, if a non-employee director retires from service on the Board of Directors, either during a term or by not standing for re-election, such director is entitled to a retirement payment of $40,000 plus $5,000 for each year remaining in his or her term. No more than two directors are entitled to this retirement benefit in any calendar year without the approval of the full Board of Directors. Each Committee member receives $1,000 for each meeting not held on the same day as a Board of Directors meeting. If attendance is by telephone, the fee is $500 for a member and $750 for the Committee Chairperson.

Executive Compensation

         The following table sets forth the compensation paid or accrued by the Company for services rendered in all capacities during each of the last three fiscal years for the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company who received compensation in excess of $100,000 during the period January 1, 2002 to December 31, 2002.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------
                                                      Annual Compensation                         Long-Term Compensation
                                          --------------------------------------------       --------------------------------
                                                                                                Awards            Payouts
                                                                                              ----------        ------------
                                                                                              Securities            All
Name and Principal Position                                              Other Annual         Underlying           Other
                               Year       Salary         Bonus         Compensation(1)       Options/SARs     Compensation(2)
--------------------------------------------------------------------------------------------------------------------------
Louis S. Beck, Chairman and    2002      $268,227           -                 -                                    $2,158
Chief Executive Officer        2001      $275,000           -                 -                   -                $2,016
                               2000      $275,000                                                 -                $1,875

--------------------------------------------------------------------------------------------------------------------------

Michael M. Nanosky,            2002      $255,000        $75,000              -                   -                $1,570
President                      2001      $235,000        $60,000              -                   -                $1,542
                               2000      $211,250        $50,000              -                   -                $1,519
                                                                              -
--------------------------------------------------------------------------------------------------------------------------

Harry G. Yeaggy,               2002      $181,773           -                 -                   -                $3,140
Vice Chairman                  2001      $175,000           -                                     -                $3,070
                               2000      $175,000           -                 -                   -                $3,000
                                                            -                 -                   -
--------------------------------------------------------------------------------------------------------------------------

Richard A. Tonges,             2002      $160,000        $40,000              -                   -                $1,521
Treasurer and Vice             2001      $150,000        $40,000           $153,000               -                $1,494
President of Finance           2000      $138,125        $35,000              -                   -                $1,461
                                                                              -
--------------------------------------------------------------------------------------------------------------------------

Deborah Chamberlin, Vice       2002      $130,000        $10,000              -                   -                  -
President of Operations        2001      $125,408        $10,000              -                   -                  -
--------------------------------------------------------------------------------------------------------------------------

------------------

         (1) Messrs. Beck, Nanosky , Tonges and Yeaggy receive reimbursement from the Company for automobile expenses; however, such amounts do not exceed the lesser of $50,000 or 10% of each person's respective aggregate salary and bonus for any of the fiscal years disclosed.

         (2) The amounts shown in this column represent insurance premiums paid by the Company with respect to permanent life insurance and disability insurance for the benefit of each named executive officer.

Employment Agreements

         The Company had written employment agreements with Messrs. Beck, Yeaggy and Nanosky, all dated April 24, 1997. These agreements were for terms of three years, ending on April 23, 2000, and were not formally extended.

         Mr. Beck is employed as Chairman of the Board, and is paid an annual salary of $268,000, which may be increased from time to time at the discretion of the Board of Directors. He also may be paid a bonus in an amount determined by the Board of Director in its discretion and is entitled to such benefits as the Board of Directors shall adopt. In the employment agreement, the Company acknowledged that Mr. Beck is the owner, an officer and director of other businesses that engage in the hotel business. Mr. Beck agreed not to engage in any business that competes with the Company. Matters involving potential conflicts of interests will be referred by management to the Audit Committee of the Board of Directors for consideration. The Audit Committee is comprised entirely of independent directors.

         Mr. Yeaggy is employed as Vice Chairman of the Board and is paid an annual salary of $182,000, which may be increased from time to time at the discretion of the Board of Directors. His employment agreement was substantially similar to the employment agreement between Mr. Beck and the Company.

         Mr. Nanosky is employed as President of the Company. As of January 1, 2002, he is paid an annual salary of $255,000, which may be increased from time to time at the discretion of the Board of Directors. His annual base salary was not increased effective January 1, 2003. Mr. Nanosky also receives a comprehensive medical indemnity policy for himself and his family, "split dollar" life insurance coverage in the amount of $480,000, long-term disability insurance coverage and such other benefits as the Board of Directors shall adopt and approve for him.

Stock Options

   1966 Stock Option Plan

         In August 1996, the Board of Directors and stockholders of the Company adopted the 1996 Stock Option Plan (the "1996 Plan") and reserved 300,000 shares of Common Stock for issuance thereunder. The 1996 Plan provides for the granting to employees (including employee directors and officers) of options intended to qualify as incentive stock options within the meaning of ss. 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and for the granting of nonstatutory stock options to employees and consultants. The 1996 Plan currently is administered by the Company's Compensation Committee.

         The 1996 Plan provides for the granting of both Incentive Stock Options ("ISOs") and nonstatutory stock options ("NSOs") and in connection with such options the granting of stock appreciation rights (an "SAR") or additional stock options, known as progressive stock options (a "PSO"), in the event the grantee exercises such stock options by surrendering shares of Common Stock of the Company. SARs enable a holder to surrender a SAR and to receive a payment in cash equal to the difference between the fair market value of the Common Stock on the date of surrender of the related SAR and the SAR price. NSOs and SARs may be issued to any key employee or officer of the Company or its subsidiaries, or any other person who is an independent contractor, agent or consultant of the Company or its subsidiaries but not any director of the Company who is not an employee of the Company. ISOs may be issued to key employees and officers of the Company and its subsidiaries, but not to any independent contractor, agent or consultant. The Compensation Committee also determines the times at which options become exercisable, their transferability and the dates, not more than ten years after the date of grant, on which options will expire. Options have no value unless the price of the Common Stock appreciates after the date of grant and the holder satisfies applicable vesting requirements.

         Currently, there are no options outstanding under the 1996 Plan.

   Directors' Stock Option Plan

         On June 7, 2001, the stockholders of the Company adopted the Directors' Stock Option Plan (the "Directors Plan"). The purpose of the Directors Plan is to promote the success of the Company by providing a method whereby members of the Board of Directors of the Company who are not employees of the Company or its subsidiaries ("Outside Directors") may be encouraged to invest in the Common Stock of the Company in order to promote long-term stockholder value, and increase their personal interest in the continued success and progress of the

Company. The options granted under the Directors Plan are NSOs. The price at which shares of Common Stock may be purchased upon exercise of an option is the fair market value of the Common Stock the date the option is granted. The Board of Directors of the Company administers the Directors Plan. The Directors Plan terminates by its terms on December 31, 2010.

         An aggregate of 300,000 shares of Common Stock is reserved for issuance under the Directors Plan. Each Outside Director received an option for 15,000 shares of Common Stock at fair market value of $1.50 on April 2, 2001, the effective date of the grant, which was exercisable as follows: 5,000 shares were immediately exercisable and 5,000 shares would be exercisable on each of December 31, 2001 and December 31, 2002 if the Outside Director continued to be in office on such date. A new Outside Director will automatically receive an option for 15,000 shares of Common Stock on the date such person becomes a director.

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

         Currently, there are 110,000 options outstanding under the Directors Plan.

Stock Appreciation Rights

         Effective April 24, 1997, Messrs. Lubell, Bartlett, Lerner, Tipps and Ms. Hart-Brown and three former members of the Board of Directors were granted SARs with respect to 5,000 shares at an exercise price of $3.25 per share (collectively, the "Director SARs"). Mr. Lerner subsequently waived all rights with respect to his Director SARs. The Director SARs may be exercised during the period October 25, 1997 through April 23, 2003. In no event may the appreciated value per share paid in respect of the Director SARs exceed $7.00 per share. Effective December 18, 1998, the Company granted an SAR with respect to 25,000 shares at an exercise price of $2.48 per share, to Mr. Tipps, a Director of the Company, in consideration of services performed for the Company. This SAR expires on December 17, 2003. None of the foregoing SARs were granted under the 1996 Plan.

Option/SAR Grants in Last Fiscal Year

         During 2002, no options or SARs were granted under the 1996 Plan or otherwise by the Company to any of the executive officers listed in the Summary Compensation Table and no options granted were exercised.

Option Exercises and Fiscal Year-End Values

         For the executive officers listed in the Summary Compensation Table there were no aggregated option/SAR exercises in 2002 and, for all such executive officers, there were no option/SARs outstanding at December 31, 2002.

Long-Term Incentive Plan Awards

         During 2002, no long-term incentive plan awards were granted by the Company to any of the named executive officers listed in the Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation

         None of the members of the Compensation Committee is or has been an officer or employee of the Company, except Mr. Lubell, who was Treasurer of the Company from 1995 to 1997.

Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

         The following table sets forth certain information with respect to the beneficial ownership of the capital stock of the Company as of April 21, 2003 for (i) each person who is known by the Company to beneficially own more than 5% of any class of capital stock; (ii) each named executive officer listed in the Summary Compensation Table under Item 11 above; (iii) each director of the Company; and (iv) all directors and executive officers of the Company as a group. Except as otherwise indicated, each listed person has sole voting power and investment power over the respective shares owned.

----------------------------------------------------------------------------------------------------------------------
                                             Amount and Nature    Amount and Nature                       Percent of
                                               of Beneficial        of Beneficial         Percent of       Class of
   Name and Address of                         Ownership of          Ownership of          Class of       Preferred
   Beneficial Owner (1)                        Common Stock        Preferred Stock       Common Stock       Stock
----------------------------------------------------------------------------------------------------------------------
   Louis S. Beck (2)                              3,042,407                -                54.7%             -
----------------------------------------------------------------------------------------------------------------------
   Harry G. Yeaggy (3)                            1,182,500                -                21.3%             -
----------------------------------------------------------------------------------------------------------------------
   Arthur Lubell(4)                                15,000                  -                  *               -
----------------------------------------------------------------------------------------------------------------------
   Richard P. Lerner (4)                           15,000                  -                  *               -
----------------------------------------------------------------------------------------------------------------------
   C. Scott Bartlett, Jr.(4)                       28,000                  -                  *               -
----------------------------------------------------------------------------------------------------------------------
   Lucille Hart-Brown(4)                           15,000                  -                  *               -
----------------------------------------------------------------------------------------------------------------------
   Michael M. Nanosky                                 -                  2,000                -             64.5%
----------------------------------------------------------------------------------------------------------------------
   Stephen B. Grossman(4)                          15,000                  -                  *               -
----------------------------------------------------------------------------------------------------------------------
   Howard C. Nusbaum(4)                            15,000                  -                  *               -
----------------------------------------------------------------------------------------------------------------------
   Paul Tipps(4)                                   17,000                  -                  *               -
----------------------------------------------------------------------------------------------------------------------
   Richard A. Tonges                                  -                  1,100                -             35.5%
----------------------------------------------------------------------------------------------------------------------
   Beck Hospitality Inc. III(5)                    310,000                 -                 5.6%             -
----------------------------------------------------------------------------------------------------------------------
   All directors and executive officers           4,034,907              3,100              71.2%            100%
   as a group (13 persons)
----------------------------------------------------------------------------------------------------------------------

*        Represents less than 1%.

------------------

         (1) Unless otherwise noted, the address of each of the listed persons is c/o the Company, 2300 Corporate Boulevard, N.W., Suite 232, Boca Raton, Florida 33431-8596.

         (2) Includes (i) 2,732,407 shares of Common Stock held by Elbe Financial Group, LLC ("Elbe") and (ii) 310,000 shares of Common Stock held by Beck Hospitality Inc. III. Mr. Beck controls Elbe and is its sole beneficial owner. Mr. Beck is an officer, director and controlling shareholder of Beck Hospitality Inc. III. He has sole voting power over 2,732,407 shares of Common Stock and shared voting power over 310,000 shares of Common Stock.

         (3) Includes 310,000 shares of Common Stock held by Beck Hospitality Inc. III. Mr. Yeaggy is an officer, director and shareholder of Beck Hospitality Inc. III. Mr. Yeaggy has sole voting power over 872,500 shares of Common Stock and shared voting power over 310,000 shares of Common Stock.

         (4) Includes options to purchase 15,000 shares of Common Stock granted under the Directors' Stock Option Plan, all of which are presently exercisable.

         (5) Messrs. Beck and Yeaggy own 75% and 25%, respectively, of the stock of Beck Hospitality Inc. III and are officers and directors of that corporation. Beck Hospitality Inc. III has sole voting and investment power over 310,000 shares of Common Stock. Messrs. Beck and Yeaggy have reported they share voting and investment power over these shares.

                      Equity Compensation Plan Information

                             As of December 31, 2002

                                                                                          Number of securities
                                                                                         remaining available for
                                                                                          future issuance under
                                             Number of securities    Weighted-average     equity compensation
                                               to be issued upon     exercise price of      plans (excluding
                                                  exercise of           outstanding            securities
                                             outstanding options,        options,          reflected in column
                                              warrants and rights   warrants and rights           (a))
Plan category

Equity compensation plans approved by             110,000 (1)              $1.50                 190,000 (1)
security holders...........................
                                                        0 (2)                                    300,000 (2)

Equity compensation plans not approved by          35,000 (3)              $3.25
security holders...........................
                                                   25,000 (4)              $2.48

Total......................................       170,000                                        490,000


    (1) Options for the issuance of 110,000 shares of Common Stock are outstanding under the Company's Directors Stock Option Plan. 300,000 shares were reserved for issuance under said plan.

    (2) There are no options outstanding under the Company's 1996 Stock Option Plan. 300,000 shares were reserved for issuance under said plan.

    (3) SARs with respect to a total of 35,000 shares at an exercise price of $3.25 per share are held by four present and three former members of the Board of Directors. These rights expire on April 23, 2003. In no event may the appreciated value per share exceed $7.00.

    (4) SARs with respect to a total of 25,000 shares at an exercise price of $2.48 per share are held by one member of the Board of Directors. These rights expire on December 17, 2003.

Item 13. Certain Relationships and Related Transactions.

Satisfaction of Promissory Note of an Affiliate of Messrs. Beck and Yeaggy

         Prior to December 31, 2002, the Company held a financial participation in the form of a promissory note secured by a mortgage on undeveloped land in Kissimee, Florida (the "KOA Note"), which is owned by an affiliate of Messrs. Beck and Yeaggy. The KOA Note had a maturity date of May 1, 2003 and, on December 31, 2002, had a principal balance of $3,385,483. Effective December 31, 2002, Messrs. Beck and Yeaggy caused the KOA Note to be paid, in full, by assigning to the Company notes of the Company held by their affiliate in an aggregate amount equal to the principal balance of the KOA Note. The assigned notes represented a portion of the notes that had been issued to Messrs. Beck, Yeaggy and affiliates effective January 1, 2001 in connection with the conversion of shares the Company's Series B Preferred Stock held by them to indebtedness.

Interest of Messrs. Beck, Yeaggy and Tonges in Service Providers to the Company

         The Company has a service agreement for a hotel property management system with Computel Computer Systems, Inc. ("Computel"), a corporation wholly-owned by Messrs. Beck and Yeaggy, for the hotels owned or managed by the Company. The agreement automatically renews for successive terms of one year, unless one party notifies the other to the contrary at least three months prior to the scheduled termination date. Computel is paid a monthly fee of $275 per hotel location for its basic property management software package plus one computer terminal. For each additional terminal at a hotel location there is an additional charge of $75 per month. Additional monthly fees are charged for add-on software for such services as guest messaging, call accounting interface, franchise central reservation interface and movie interface. The Company believes that these are market-rate fees. The Company projects aggregate payments to Computel of approximately $45,000 during 2003. On each annual renewal of the agreement, Computel is entitled to increase its fees commensurate with the fees charged to other customers.

         Personnel at the hotels owned by the Company and some of the hotels managed by the Company are provided by Hospitality Employee Leasing Program, Inc. ("HELP"), a corporation wholly-owned by Messrs. Beck, Yeaggy and Tonges. The Company pays HELP an administrative fee of $10.15 per pay period per employee. The owners of managed hotels pay HELP administrative fees of $8.10 to $10.15 per pay period per employee. The Company believes that these are market-rate fees. The Company and the owners of the managed hotels also reimburse HELP for the actual payroll costs, including payroll taxes, of the employees. In addition, the Company pays HELP a premium for workers compensation insurance in exchange for the indemnification by HELP for employer practices liability and work-related injuries. Based on the Company's present operations, the Company projects aggregate fees of approximately $180,000 in respect of owned hotels, and aggregate fees of approximately $400,000 in respect of managed hotels, to HELP during 2003.

         The Company has retained the services of Cunningham Consulting and Associates ("Cunningham") to perform personal property valuations and prepare tax returns filed by the Company in various jurisdictions. Cunningham is a partnership in which Messrs. Beck and Tonges have a minority interest. Cunningham will be paid a fee calculated at 50% of any tax savings generated by Cunningham recommendations implemented by the Company for the 2002 tax returns. The fees for 2003 and 2004 will be the same as 2002. Fees of $25,000 for the preparation of the personal property tax returns will be waived if the fees calculated in the preceding sentence are $75,000 or more. Cunningham also is compensated by the payment of a fee representing 25% of personal property tax refunds obtained with the assistance of its services.

Interest of Messrs. Beck and Yeaggy in Premises Occupied by the Company

         The Company leases office space in Cincinnati, Ohio and Boca Raton, Florida from Union Savings Bank and Beck Group of Boca, respectively, both affiliates of Messrs. Beck and Yeaggy. The lease agreements are on a triple-net basis and provide for annual rental payments of $42,796 and $35,277 respectively. The Company believes that these are market rate rentals.

Limited Guarantees by Messrs. Beck and Yeaggy of Indebtedness of the Company

         Messrs. Beck and Yeaggy have personally guaranteed obligations of the Company to various banks in the aggregate principal amount of approximately $35,980,000 as of March 31, 2003. These obligations are also secured by mortgages on the Company's hotels known as the Holiday Inn Independence, the Holiday Inn Hudson, the Holiday Inn North Canton, the Comfort Inn Montrose West and the Company's membership interest in Beckelbe Ltd. Beckelbe Ltd. owns the Company's hotel properties known as Red Roof Kings Island, Days Inn Kings Island, Best Western Cambridge and Days Inn Cambridge. In addition, Messrs. Beck and Yeaggy have personally guaranteed the obligations of the Company in connection with seven loans secured by mortgages on the hotels known as Best Western Kings Quarters, Days Inn RTP (Raleigh), Days Inn Crabtree (Raleigh), Best Western Cambridge (Ohio), Days Inn Cambridge (Ohio), Red Roof Inn Kings Island (Ohio) and Days Inn Kings Island (Ohio). The obligations of Messrs. Beck and Yeaggy pursuant to their guarantees in connection with these loans are limited to payment of the outstanding debt in the event of fraud or material misrepresentation by the borrowing entities, and indemnification in connection with certain specific liability and costs for the lender, such as environmental liability and liability caused by the gross negligence or willful misconduct of the borrowing entity, the failure to pay property taxes when due, the misapplication of insurance and condemnation proceeds, damage or waste to the property subject to lender's mortgage, and costs incurred by the lender as a result of certain actions taken by the borrowing entity after an event of default.

Interest of Messrs. Beck and Yeaggy in a Company Depository

         From time to time the Company maintains deposits in Union Savings Bank, Cincinnati, Ohio, which is a subsidiary of U.S. Bancorp, of which Messrs. Beck and Yeaggy are officers, directors and beneficial owners. No amount was on deposit as of December 31, 2002.

Company's Repurchase of Common Stock held by Mitsubishi Corporation, The Prudential Insurance Company of America, General Electric Capital Corporation and the Reorganization Trust

         Pursuant to authority of the Executive Committee of the Board of Directors, on August 27, 2002, the Company purchased 400,212 shares of the Company's common stock from Mitsubishi Corporation ("Mitsubishi") and, on September 5, 2002, the Company purchased 421,933 shares of the Company's common stock from The Prudential Insurance Company of America ("Prudential"), in private, negotiated transactions. Pursuant to authority of the Board of Directors, on November 26, 2002, the Company purchased 417,435 shares of the Company's common stock from General Electric Capital Corporation ("GECC") and, on December 6, 2002, the Company purchased 368,900 shares of the Company's common stock from United States Lines, Inc. and United States Lines (S.A.) Inc. Reorganization Trust (the "Reorganization Trust"), in private, negotiated transactions. The purchase price in all four transactions was $1.25 per share. Prior to such purchases, Mitsubishi, Prudential and GECC all held in excess of 5% of the Company's outstanding common stock.

         The Executive Committee and the Board of Directors, respectively, approved these transactions on the basis that the purchase price, although significantly in excess of the market price of the common stock, was also significantly less than the book value of the common stock. In the case of the Reorganization Trust, the purchase also eliminated the possibility of the shares being distributed to a large number of new stockholders who were former claimants against United States Lines, Inc., and the additional administrative expense entailed with the maintenance of a large number of additional stockholder accounts.

Allocation of Compensation Expenses

         Charles W. Thornton, Corporate Counsel of the Company, works for and is compensated by an affiliate of Messrs. Beck and Yeaggy, and bills the Company for time based on an hourly rate. The Company believes that the rate charged by Mr. Thornton is fair and reasonable.

Registration Rights Granted to Messrs. Beck and Yeaggy

         Messrs. Beck and Yeaggy, in the aggregate, directly and indirectly own approximately 70% of the outstanding shares of the Company's Common Stock. Messrs. Beck and Yeaggy have been granted certain registration rights with respect to the Company's securities owned by them. On a one-time basis, Messrs. Beck and Yeaggy may demand registration, at the Company's expense, of their shares of Common Stock. In addition, if the Company proposes to register any of its securities in connection with a public offering of such securities (other than in connection with certain limited purpose registrations), Messrs. Beck and Yeaggy may request that their Common Stock be registered incidental thereto.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       JANUS HOTELS AND RESORTS, INC.


Dated:  April 28, 2003                 /s/ Louis S. Beck
                                       --------------------------------------
                                       Louis S. Beck
                                       Chairman and Chief Executive
                                         Officer



Dated:  April 28, 2003                 /s/ Richard A. Tonges
                                       --------------------------------------
                                       Richard A. Tonges
                                       Treasurer and Vice President of
                                         Finance
                                       (Principal Financial and
                                          Accounting Officer)

                                 CERTIFICATIONS


I, Louis S. Beck, Chief Executive Officer, certify that:


1. I have reviewed this annual report on Form 10-K/A, Amendment No. 1, of Janus Hotels and Resorts, Inc.;


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


Date: April 28, 2003
----------------------------------------------


/s/ Louis S. Beck
----------------------------------------------
Louis S. Beck
Chief Executive Officer

I, Richard A. Tonges, Chief Financial Officer, certify that:


1. I have reviewed this annual report on Form 10-K/A, Amendment No. 1, of Janus Hotels and Resorts, Inc.;


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


Date: April 28, 2003
----------------------------------------------


/s/ Richard A. Tonges
----------------------------------------------
Richard A. Tonges
Chief Financial Officer