Form 10-Q
period 2003-03-31
JANUS HOTELS & RESORTS INC
filed 2003-05-15
CIK 1020359

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       or

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Number of shares of common stock outstanding as of May 6, 2003: 5,564,005

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2003



Part I.    Financial Information                                                                    Page No.
                                                                                                    --------
Item 1.    Financial Statements
             Unaudited Consolidated Balance Sheets As Of March 31, 2003 and December 31, 2002           3
             Unaudited Consolidated Statements Of Operations For The Three Months Ended March
                31, 2003 and 2002                                                                       4
             Unaudited Consolidated Statements Of Cash Flows For The Three Months Ended March
                31, 2003 and 2002                                                                       5
             Notes To Unaudited Consolidated Financial Statements                                       6
           Management's Discussion and Analysis Of Financial Condition and Results of
Item 2.      Operations                                                                                 7
Part II.   Other Information
Items 1-5                                                                                               10
Item 6.    Exhibits and Reports on Form 8-K                                                             10
           Signature Page                                                                               11

                         JANUS HOTELS AND RESORTS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    AS OF MARCH 31, 2003 AND DECEMBER 31,2002


                                                                                             March 31,             December 31,
                                                                                                2003                  2002
                                                                                           -------------          -------------

                                     ASSETS
Current assets:
   Cash and cash equivalents                                                               $   2,190,466          $   4,783,353
   Restricted cash                                                                               903,259              1,274,163
   Accounts receivable                                                                         2,039,059              2,139,165
   Other current assets                                                                        2,103,116                191,668
                                                                                           -------------          -------------
     Total current assets                                                                      7,235,900              8,388,349
                                                                                           -------------          -------------

Property and equipment, net                                                                   81,982,574             82,384,819
Goodwill, net                                                                                  7,133,384              7,133,384
Replacement reserve                                                                            2,787,200              2,535,637
Other assets                                                                                   1,299,743              1,533,481
                                                                                           -------------          -------------
                                                                                           $ 100,438,801          $ 101,975,670
                                                                                           =============          =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                         $   4,711,907          $   4,547,850
   Current portion of long-term debt                                                          36,212,998             36,907,239
   Accounts payable                                                                            2,854,146              2,554,789
   Accrued expenses                                                                            1,928,074              2,199,444
                                                                                           -------------          -------------
     Total current liabilities                                                                45,707,125             46,209,322
                                                                                           -------------          -------------

Long-term debt, net of current portion                                                        28,855,915             28,631,305
Deferred tax liabilities                                                                       3,555,000              3,999,000

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    3,100 shares issued and outstanding                                                               31                     31
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,804,518 shares issued and outstanding                                                    118,046                118,046
   Additional paid-in capital                                                                 34,645,991             34,645,991
   Accumulated deficit                                                                        (7,062,140)            (6,246,858)
   Treasury stock, 6,240,513 common shares, at cost                                           (5,381,167)            (5,381,167)
                                                                                           -------------          -------------
     Total stockholders' equity                                                               22,320,761             23,136,043
                                                                                           -------------          -------------
                                                                                           $ 100,438,801          $ 101,975,670
                                                                                           =============          =============


            See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002


                                                                         2003                 2002
                                                                     -----------          -----------
Revenues:
   Room and related services                                         $ 5,705,941          $ 5,630,446
   Food and beverage                                                   2,194,079            2,139,341
   Management fees                                                       620,282              655,742
   Other                                                                 277,682              181,473
                                                                     -----------          -----------
     Total revenues                                                    8,797,984            8,607,002
                                                                     -----------          -----------

Operating expenses:
   Direct:
     Room and related services                                         1,609,237            1,487,141
     Food and beverage                                                 1,719,361            1,691,957
     Selling and general                                                 626,399              547,848
                                                                     -----------          -----------
       Total direct expenses                                           3,954,997            3,726,946
                                                                     -----------          -----------
   Occupancy expenses                                                  1,462,799            1,445,436
   General and administrative expenses                                 2,594,036            2,734,858
   Depreciation                                                          998,805              973,834
   Amortization                                                           31,603               46,131
                                                                     -----------          -----------
       Total operating expenses                                        9,042,240            8,927,205
                                                                     -----------          -----------

Operating income(loss)                                                  (244,256)            (320,203)

Other income (expense):
   Interest expense                                                   (1,093,168)          (1,643,035)
   Interest income                                                        11,991              120,762
   Other                                                                       -              (49,590)
                                                                     -----------          -----------
Income (loss) from continuing operations before income taxes          (1,325,433)          (1,892,066)

Provision (credit) for income taxes                                     (557,000)            (152,000)
                                                                     -----------          -----------
Income (loss) from continuing operations                                (768,433)          (1,740,066)

Gain on disposal of discontinued operations, net of taxes                 11,276               27,415
                                                                     -----------          -----------
Net income (loss)                                                       (757,157)          (1,712,651)
Less preferred dividend requirement                                       58,125               58,125
                                                                     -----------          -----------
Net income (loss) applicable to common stock                         $  (815,282)         $(1,770,776)
                                                                     ===========          ===========

Basic income (loss) per common share:
   Income (loss) from continuing operations                          $     (0.15)         $     (0.24)
   Gain on disposal of discontinued operations                                 -                    -
                                                                     -----------          -----------
   Net income (loss)                                                 $     (0.15)         $     (0.24)
                                                                     ===========          ===========

Diluted income (loss) per common share:
   Income (loss) from continuing operations                          $     (0.15)         $     (0.24)
   Gain on disposal of discontinued operations                                 -                    -
                                                                     -----------          -----------
   Net income (loss)                                                 $     (0.15)         $     (0.24)
                                                                     ===========          ===========

Weighted average common shares:
   Basic                                                               5,564,005            7,408,957
                                                                     ===========          ===========
   Diluted                                                             5,564,005            7,408,957
                                                                     ===========          ===========


            See notes to unaudited consolidated financial statements.

                             JANUS HOTELS AND RESORTS, INC.
                    UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                                                                  2003                 2002
                                                                              -----------          -----------
Operating activities:
Net income (loss)                                                             $  (757,157)         $(1,712,651)
Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
   Depreciation                                                                   998,805              973,834
   Amortization of intangible assets                                               31,603               46,131
   Deferred taxes                                                                (444,000)                   -
   Loss on note settlement                                                              -               49,590
Changes in operating assets and liabilities:
   Accounts receivable                                                            100,106             (299,094)
   Other current assets                                                          (868,624)              10,863
   Replacement reserve                                                           (251,563)             278,904
   Other asset                                                                    202,135             (378,927)
   Accounts payable and accrued expenses                                       (1,072,962)             504,104
                                                                              -----------          -----------
      Net  cash provided by (used in) operating activities                     (2,061,657)            (527,246)
                                                                              -----------          -----------

Investing activities:
Purchases of property and equipment                                              (596,560)            (345,595)
Collections of notes receivable                                                         -               23,172
                                                                              -----------          -----------
      Net cash used in investing activities                                      (596,560)            (322,423)
                                                                              -----------          -----------

Financing activities:
(Increase) decrease in restricted cash                                            370,904             (876,168)
Proceeds from short-term borrowings                                               495,006              203,814
Repayments of short-term borrowings                                              (330,949)            (256,183)
Repayments of long-term borrowings                                               (469,631)            (307,784)
Repurchase of common stock                                                              -             (851,081)
                                                                              -----------          -----------
      Net cash provided by (used in) financing activities                          65,330           (2,087,402)
                                                                              -----------          -----------

Decrease in cash and cash equivalents                                          (2,592,887)          (2,937,071)

Cash and cash equivalents, beginning of period                                  4,783,353            7,097,345
                                                                              -----------          -----------
Cash and cash equivalents, end of period                                      $ 2,190,466          $ 4,160,274
                                                                              ===========          ===========

Supplemental disclosure of cash flow data:
   Interest paid                                                              $ 1,082,672          $   535,847
                                                                              ===========          ===========

   Taxes paid                                                                 $   215,600          $    79,020
                                                                              ===========          ===========

Noncash investing and financing transactions:

  Dividends declared not paid                                                 $    58,125          $    58,125
                                                                              ===========          ===========


            See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Basis of presentation:

         The consolidated financial statements included herein have been prepared by Janus Hotels and Resorts, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as permitted by such rules and regulations. The Company believes the disclosures included herein are adequate; however, these consolidated statements should be read in conjunction with the financial statements and the notes thereto for the year ended December 31, 2002 previously filed with the Securities and Exchange Commission on Form 10-K.

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at March 31, 2003 and the consolidated results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

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

         There were no grants of stock options during the first quarter of 2003 or the year ended December 31, 2002. The weighted average fair value at date of grant for options granted during 2001 was $0.97. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions: (i) expected life - 5 years; (ii) interest rate - 3.0%; (iii) volatility - 78%; and, (iv) dividend yield
         - 0%. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for the award in 2001 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income for the quarter ended March 31, 2003 would not have changed, and the pro forma net loss for the quarter ended March 31, 2002 would have been $1,722,476, or $0.24 per common share.

         Accounting pronouncements: In January 2003 the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 clarifies the application for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). It applies in the first fiscal year or interim period beginning after June 15, 2002. The Company does not expect FIN 46 to have a material impact on its consolidated financial statements.

Note 2 - Organization:

         As of March 31, 2003, the continuing operations of the Company were comprised primarily of the operation of thirteen hotels and a hotel management company which manages hotels for unrelated parties.

Note 3 - Litigation:

         The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's consolidated financial statements in subsequent years.

Note 4 - Subsequent event:

         Effective April 18, 2003, the Company restructured its business by transferring seven of its thirteen owned hotel properties to a newly formed corporation controlled by the Company, JAGI Subsidiary, Inc. ("JAGI"). The Company continues to own six hotel properties and maintains a hotel management business. JAGI is a consolidated subsidiary for accounting purposes. Accordingly, the Company does not anticipate that the transaction will have a material effect on the financial condition or financial statements of the Company, other than the creation of a minority interest.

         The transferred properties were valued at $13,242,032, net of the aggregate indebtedness to which they were subject. In exchange for the transfer, the Company received voting preferred stock of JAGI representing 79% of the aggregate voting stock of JAGI, and having a liquidation preference of $13,242,032. The preferred stock has a cumulative annual dividend of 5% of the liquidation preference, payable to the extent of 25% of the positive change in cash and cash equivalents of JAGI for the applicable fiscal year. The preferred stock is redeemable by JAGI, at its option, after January 1, 2013. After January 1, 2008, the preferred stock is mandatorily redeemable by JAGI at the election of holders of two thirds of the shares of preferred stock.

         JAGI also entered into a management agreement with the Company under which the Company is paid its standard annual management fee of 3% of gross revenues. Under the management agreement the Company also is entitled to (i) an incentive fee equal to 50% of JAGI's positive change in cash and cash equivalents for the applicable fiscal year and (ii) 50% of the net sale proceeds from the disposition by JAGI of any properties transferred to it by the Company.

         The common stock, par value $0.01, of JAGI is owned by Louis S. Beck and Harry G. Yeaggy, Chairman and Vice Chairman of the Company, respectively, and owners of approximately 70% of the Company's common stock. The common stock will represent 21% of the aggregate voting stock of JAGI. No dividends will be payable on such common stock while the JAGI preferred stock remains outstanding. In consideration for the common stock, Messrs. Beck and Yeaggy delivered to JAGI cash in the amount of the par value of the shares and promissory notes in the aggregate principal amount of $3,519,996.80 (the "Common Stock Notes"), together representing 21% of the aggregate initial capitalization of JAGI. The Common Stock Notes bear interest of 7.5% per annum, payable quarterly, and are payable in full on December 31, 2011.

         A brief description of the seven transferred properties is as follows:

             Best Western Cambridge in Cambridge, Ohio,
             Best Western Kings Quarter, located at the Kings Dominion Amusement
               Park in Doswell, Virginia,
             Days Inn Cambridge in Cambridge, Ohio,
             Days Inn Cincinnati in Sharonville, Ohio,
             Days Inn Kings Island, located near the Kings Island Amusement Park in Mason, Ohio, Holiday Inn North Canton in North Canton, Ohio, and Red Roof Kings Island, located near the Kings Island Amusement Park in Mason, Ohio.

         There are no proforma consolidated financial statements presented since the consolidated balance sheet will show no initial value for the minority interest as substantially all of the investment is being made through a subscription receivable. The statement of operations would not change as a result of this transaction since the minority stockholders have not guaranteed the losses of the properties transferred and therefore the Company would not recognize a minority interest in the operating deficit.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ACCOUNTING POLICIES

For a description of critical accounting policies, including those which involve varying degrees of judgement, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

OVERVIEW

The operations of the Company are comprised primarily of the operations of owned hotels and the Company's management of hotels owned by third parties. In the discussion that follows, all hotels owned and operated by the Company at January 1, 2002 were still owned and operated as of March 31, 2003.

The Company had a net loss of $757,157 for the three months ended March 31, 2003 compared to a net loss of $1,712,651 for the three months ended March 31, 2002. These results reflect a reduction in the operating loss, lower interest expense and the recognition of a federal income tax benefit in 2003.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Room and related services revenue increased 1.3% to $5,705,941 in 2003 from $5,630,446 in 2002. Compared to the prior year the average daily room rate decreased to $56.32 for 2003 from $59.62 in 2002 and occupancy increased in 2003 to 51.7% from 48.0% in 2002. In an effort to increase occupancy management decreased room rates at certain properties.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues increased 2.6% to $2,194,079 in 2003 from $2,139,341 in 2002. This increase is related primarily to increased occupancy.

Management fee income decreased 5.4% to $620,282 in 2003 from $655,742 in 2002. This decrease is due to lower operating results at the managed properties and slightly lower renovation fees.

Total direct operating expenses increased 6.1% to $3,954,997 in 2003 from $3,726,946 in 2002 and increased as a percentage of room and related services and food and beverage revenues to 50.1% from 48.0%. This increase was attributable to: higher rooms expense, particularly increased front desk and housekeeping payroll, reservation expenses and travel agent commissions; higher food and beverage costs; and, higher selling payroll, commissions and promotional costs.

Occupancy expenses increased 1.2% to $1,462,799 in 2003 from $1,445,436 in 2002.

General and administrative expenses decreased 5.2% to $2,594,036 in 2003 from $2,734,858 in 2002 and decreased as a percentage of total revenues to 29.5% from 31.8%. This decrease was primarily attributable to reduced payroll, lower professional fees and lower travel costs.

Depreciation increased by $24,971 in 2003 from $973,834 in 2002.

Interest income decreased to $11,991 in 2003 from $120,762 in 2002. This decrease is due to lower available funds for investment and to the pay-off of a mortgage note receivable in late 2002.

Interest expense decreased to $1,093,168 in 2003 from $1,643,035 in 2002. The decrease was attributable to the lower interest rate on the restructured Cleveland loans, a property disposed of in 2002 and traditional amortization.

The Company has used an effective tax rate of 42% to calculate its tax credit for the three months ended March 31, 2003. Subsequent to March 31, 2003, the transaction with JAGI, as described in Note 4, utilized a majority of the net operating losses which make it likely that the current loss will be utilized. In the quarter ended March 31, 2002, the Company did not recognize a federal income tax benefit because management concluded that it was more likely than not that the net operating loss for the quarter would not be realized prior to its expiration.

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased to $100,438,801 at March 31, 2003 from $101,975,670 at December 31, 2002. This change was primarily due to reduced cash and cash equivalents

Net cash used in operating activities was $2,061,657 in the three months ended March 31, 2003 compared to net cash used in operating activities of $527,246 in the three months ended March 31, 2002. The increase is primarily the result of increases in other current assets, principally prepaid insurance, and decreases in accounts payable and accrued expenses.

Net cash used in investing activities increased to $596,560 in the three months ended March 31, 2003 from $322,423 in the three months ended March 31, 2002 due to higher capital expenditures. The Company plans to spend an additional $916,000 on capital improvements during the remainder of 2003.

Net cash provided by financing activities was $65,330 in the three months ended March 31, 2003 compared to $2,087,402 used in financing activities in the three months ended March 31, 2002. The change is the result of the decrease in restricted cash in 2003 and the repurchase of common stock in 2002.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $6,500,000, which had $4,711,907 outstanding at March 31, 2003.

The Company's contractual obligations at March 31, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods have not changed materially since December 31, 2002.

The Company's principal sources of liquidity are cash on hand (including escrow deposits and replacement reserves), cash from operations, earnings on invested cash and, when required, principally in connection with acquisitions, borrowings (consisting primarily of loans secured by mortgages on real property owned or to be acquired by the Company). The Company's continuing operations are funded through cash generated from its hotel operations. If the Company identifies a hotel property for acquisition, the Company anticipates that it will secure the capital for the purchase through a combination of cash on hand, internally generated cash, issuance of equity securities and borrowings, secured by the acquired property.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $786,152 during the three months ended March 31, 2003 compared to $699,762 for the three months ended March 31, 2002 due to the factors described above. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

The Company anticipates that if it does not acquire additional hotel properties, based on currently proposed plans and assumptions relating to the Company's operations, the Company's available cash balances and lines of credit, will be sufficient to satisfy the Company's contemplated cash requirements for its current operations for at least the next 12 months. In the event that the Company acquires one or more hotels, or its assumptions change or prove to be inaccurate, the Company could be required to seek additional financing or curtail its activities. Any equity financing may involve substantial dilution to the interest of the Company's stockholders, and any debt financing could result in operational or financial restrictions on the Company. There can be no assurance that any additional financing will be available to the Company on acceptable terms or at all.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes from the information previously reported under Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4. Controls and Procedures.

Within 90 days of the filing of this Report on Form 10-Q the Company completed an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's controls and procedures are effective to alert them on a timely basis to any material information relating to the Company that must be included in the Company's periodic reports filed with the Securities and Exchange Commission.

In addition, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the aforementioned evaluation.


                           PART II--OTHER INFORMATION

Items 1 to 5

         None


Item 6 -- Exhibits and Reports on Form 8-K.

     A.   Exhibits

        Exhibit No.         Description
        -----------         -----------
        99.1*               Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350

        99.2*               Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350

         * Exhibit filed herewith

     B.   Reports on Form 8-K

         There were no reports on Form 8-K for the three months ended March 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JANUS HOTELS AND RESORTS, INC.


Dated: May 15, 2003                     /s/ Richard A. Tonges
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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
      ------------------

/s/ Louis S. Beck
--------------------------------
Louis S. Beck
Chief Executive Officer


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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 15, 2003
      -----------------
/s/ Richard A. Tonges
------------------------------
Richard A. Tonges
Chief Financial Officer