Form 10-Q
period 2003-06-30
JANUS HOTELS & RESORTS INC
filed 2003-08-14
CIK 1020359

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q






(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

                                       or

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

Number of shares of common stock outstanding as of August 1, 2003: 5,564,005

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



Part I.        Financial Information                                                 Page No.
                                                                                     --------
Item 1.        Financial Statements
                 Unaudited Consolidated Balance Sheets As Of June 30, 2003 and
                    December 31, 2002                                                    3
                 Unaudited Consolidated Statements Of Operations For The Three
                    Months Ended June 30, 2003 and 2002                                  4
                 Unaudited Consolidated Statements Of Operations For The Six
                    Months Ended June 30, 2003 and 2002                                  5
                 Unaudited Consolidated Statements Of Cash Flows For The Six
                    Months ended June 30, 2003 and 2002                                  6
                 Notes To Unaudited Consolidated Financial Statements                    7
Item 2.        Management's Discussion and Analysis Of Financial Condition and
                 Results of Operations                                                   10
Part II.       Other Information                                                         13
               Signature Page                                                            13

                          JANUS HOTELS AND RESORTS, INC.
                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                     AS OF JUNE 30, 2003 AND DECEMBER 31, 2002

                                                                                                June 30,           December 31,
                                                                                                  2003                  2002
                                                                                             -------------         -------------
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                                 $   3,374,970         $   4,783,353
   Restricted cash                                                                               1,287,941             1,274,163
   Accounts receivable                                                                           1,903,796             2,139,165
   Other current assets                                                                          1,530,382               191,668
                                                                                             -------------         -------------
     Total current assets                                                                        8,097,089             8,388,349
                                                                                             -------------         -------------

Property and equipment, net                                                                     78,373,374            82,384,819
Goodwill, net                                                                                    7,133,384             7,133,384
Replacement reserve                                                                              2,119,323             2,535,637
Other assets                                                                                     1,735,655             1,533,481
                                                                                             -------------         -------------
                                                                                             $  97,458,825         $ 101,975,670
                                                                                             =============         =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                           $   5,321,053         $   4,547,850
   Current portion of long-term debt                                                            17,148,051            36,907,239
   Accounts payable                                                                              2,757,733             2,554,789
   Accrued expenses                                                                              2,121,125             2,199,444
                                                                                             -------------         -------------
     Total current liabilities                                                                  27,347,962            46,209,322
                                                                                             -------------         -------------

Long-term debt, net of current portion                                                          45,630,432            28,631,305
Deferred tax liabilities                                                                         1,274,000             3,999,000

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 5,000,000 shares authorized;
    3,100 shares issued and outstanding                                                                 31                    31
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,804,518 shares issued                                                                      118,046               118,046
   Additional paid-in capital                                                                   34,645,991            34,645,991
   Accumulated deficit                                                                          (6,176,470)           (6,246,858)
   Treasury stock, 6,240,513 common shares, at cost                                             (5,381,167)           (5,381,167)
                                                                                             -------------         -------------
     Total stockholders' equity                                                                 23,206,431            23,136,043
                                                                                             -------------         -------------
                                                                                             $  97,458,825         $ 101,975,670
                                                                                             =============         =============

            See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                        2003                 2002
                                                                    ------------         ------------
Revenues:
   Room and related services                                        $  7,161,084         $  7,558,999
   Food and beverage                                                   2,403,563            2,608,312
   Management fees                                                       662,549              760,072
   Other                                                                 275,746              230,204
                                                                    ------------         ------------
     Total revenues                                                   10,502,942           11,157,587
                                                                    ------------         ------------

Operating expenses:
   Direct:
     Room and related services                                         1,848,273            1,849,307
     Food and beverage                                                 1,897,855            1,947,994
     Selling and general                                                 609,579              603,864
                                                                    ------------         ------------
       Total direct expenses                                           4,355,707            4,401,165
                                                                    ------------         ------------
   Occupancy expenses                                                  1,361,159            1,360,963
   General and administrative expenses                                 2,802,297            2,904,150
   Depreciation                                                          984,155              986,906
   Amortization                                                           32,781               46,130
                                                                    ------------         ------------
       Total operating expenses                                        9,536,099            9,699,314
                                                                    ------------         ------------

Operating income                                                         966,843            1,458,273

Other income (expense):
   Interest expense                                                     (924,219)          (1,649,093)
   Interest income                                                        13,151               98,827
  Gain (loss) from sale of property                                   (1,407,256)                   -
                                                                    ------------         ------------
Income (loss) from continuing operations before income taxes          (1,351,481)             (91,993)

Provision (credit) for income taxes                                   (2,284,000)            (672,000)
                                                                    ------------         ------------
Income (loss) from continuing operations                                 932,519              580,007
Gain on disposal of discontinued operations, net of taxes                 11,276               17,415
                                                                    ------------         ------------
Net income (loss)                                                        943,795              597,422
Less preferred dividend requirement                                       58,125               58,125
                                                                    ------------         ------------
Net income (loss) applicable to common stock                        $    885,670         $    539,297
                                                                    ============         ============

Basic income (loss) per common share:
   Income (loss) from continuing operations                         $       0.16                 0.07
   Gain on disposal of discontinued operations                                 -                    -
                                                                    ------------         ------------
   Net income (loss)                                                $       0.16         $       0.07
                                                                    ============         ============

Diluted income (loss) per common share:
   Income (loss) from continuing operations                         $       0.16                 0.07
   Gain on disposal of discontinued operations                                 -                    -
                                                                    ------------         ------------
   Net income (loss)                                                $       0.16         $       0.07
                                                                    ============         ============

Weighted average common shares:
   Basic                                                               5,564,005            7,242,691
                                                                    ============         ============
   Diluted                                                             5,564,005            7,242,691
                                                                    ============         ============

             See notes to unaudited consolidated financial statements.

                          JANUS HOTELS AND RESORTS, INC.
                  UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                        2003                 2002
                                                                    ------------         ------------
Revenues:
   Room and related services                                        $ 12,867,025         $ 13,189,445
   Food and beverage                                                   4,597,642            4,747,653
   Management fees                                                     1,282,831            1,415,814
   Other                                                                 553,428              411,677
                                                                    ------------         ------------
     Total revenues                                                   19,300,926           19,764,589
                                                                    ------------         ------------

Operating expenses:
   Direct:
     Room and related services                                         3,457,510            3,336,448
     Food and beverage                                                 3,617,216            3,639,951
     Selling and general                                               1,235,978            1,151,712
                                                                    ------------         ------------
       Total direct expenses                                           8,310,704            8,128,111
                                                                    ------------         ------------
   Occupancy expenses                                                  2,823,958            2,806,399
   General and administrative expenses                                 5,396,333            5,639,008
   Depreciation                                                        1,982,960            1,960,740
   Amortization                                                           64,384               92,261
                                                                    ------------         ------------
       Total operating expenses                                       18,578,339           18,626,519
                                                                    ------------         ------------

Operating income                                                         722,587            1,138,070

Other income (expense):
   Interest expense                                                   (2,017,387)          (3,292,128)
   Interest income                                                        25,142              219,589
   Gain (loss) from sale of property                                  (1,407,256)                   -
   Other                                                                       -              (49,590)
                                                                    ------------         ------------
Income (loss) from continuing operations before income taxes          (2,676,914)          (1,984,059)

Provision (credit) for income taxes                                   (2,840,000)            (834,000)
                                                                    ------------         ------------
Income (loss) from continuing operations                                 163,086           (1,150,059)
Gain on disposal of discontinued operations, net of taxes                 23,552               34,830
                                                                    ------------         ------------
Net income (loss)                                                        186,638           (1,115,229)
Less preferred dividend requirement                                      116,250              116,250
                                                                    ------------         ------------
Net income (loss) applicable to common stock                        $     70,388         $ (1,231,479)
                                                                    ============         ============

Basic income (loss) per common share:
   Income (loss) from continuing operations                         $       0.02         $      (0.17)
   Gain on disposal of discontinued operations                                 -                    -
                                                                    ------------         ------------
   Net income (loss)                                                $       0.02         $      (0.17)
                                                                    ============         ============

Diluted income (loss) per common share:
   Income (loss) from continuing operations                         $       0.02         $      (0.17)
   Gain on disposal of discontinued operations                                 -                    -
                                                                    ------------         ------------
   Net income (loss)                                                $       0.02         $      (0.17)
                                                                    ============         ============

Weighted average common shares:
   Basic                                                               5,564,005            7,325,365
                                                                    ============         ============
   Diluted                                                             5,564,005            7,325,365
                                                                    ============         ============

             See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                                                                                     2003                 2002
                                                                                                 ------------         ------------
Operating activities:
Net income (loss)                                                                                $    186,638         $ (1,115,229)
Adjustments to reconcile net income  to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                                    1,982,960            1,960,740
   Amortization of intangible assets                                                                   64,384               92,261
   Deferred taxes                                                                                  (2,725,000)            (654,000)
   Loss on sale of property                                                                         1,407,256                    -
   Loss on note settlement                                                                                  -               49,590
Changes in operating assets and liabilities:
   Accounts receivable                                                                                235,369             (239,165)
   Other current assets                                                                            (1,349,234)              11,912
   Replacement reserve                                                                               (322,406)             188,809
   Other asset                                                                                        416,314             (264,599)
   Accounts payable and accrued expenses                                                             (182,643)             922,263
                                                                                                 ------------         ------------
      Net  cash provided by (used in) operating activities                                           (286,362)             952,582
                                                                                                 ------------         ------------

Investing activities:
Purchases of property and equipment                                                                (1,263,260)            (794,783)
Proceeds from sale of property                                                                      2,200,000                    -
Collections of notes receivable                                                                             -               56,345
                                                                                                 ------------         ------------
      Net cash (used in) provided by investing activities                                             936,740             (738,438)
                                                                                                 ------------         ------------

Financing activities:
Dividends paid                                                                                        (58,125)            (116,250)
Decrease (Increase) in restricted cash                                                                (13,778)            (263,878)
Repurchase of common stock                                                                                  -             (851,081)
Proceeds from short-term borrowings                                                                 1,254,672            1,300,174
Repayments of short-term borrowings                                                                  (481,469)          (1,309,949)
Proceeds from long-term borrowings                                                                 18,850,000                    -
Repayments of long-term borrowings                                                                (21,610,061)            (599,877)
Other                                                                                                     483
                                                                                                 ------------         ------------
      Net cash used in financing activities                                                        (2,058,761)          (1,840,378)
                                                                                                 ------------         ------------

Decrease in cash and cash equivalents                                                              (1,408,383)          (1,626,234)

Cash and cash equivalents, beginning of period                                                      4,783,353            7,097,345

                                                                                                 ------------         ------------
Cash and cash equivalents, end of period                                                         $  3,374,970         $  5,471,111
                                                                                                 ============         ============

Supplemental disclosure of cash flow data:
Interest paid                                                                                    $  2,065,342         $  1,585,161
                                                                                                 ============         ============
Taxes paid                                                                                       $    304,200         $    104,020
                                                                                                 ============         ============

Noncash investing and financing transactions:

Dividends declared not paid                                                                      $     58,125         $          -
                                                                                                 ============         ============



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

         In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at June 30, 2003 and the consolidated results of operations and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

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

         There were no grants of stock options during the first six months of 2003 or the year ended December 31, 2002. The weighted average fair value at date of grant for options granted during 2001 was $0.97. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions: (i) expected life - 5 years; (ii) interest rate - 3.0%; (iii) volatility - 78%; and, (iv) dividend yield - 0%. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for the award in 2001 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income for the quarter and six months ended June 30, 2003 would not have changed, and the pro forma net income for the quarter ended June 30, 2002 would have been $587,597, or $0.07 per common share and the pro forma net loss for the six months ended June 30, 2002 would have been $1,134,879, or $0.17 per common share.

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

         In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003. The effect of adopting SFAS No. 150 will be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. SFAS No. 150 is not expected to have any impact on the Company's financial position or results of operations.

Note 2 -- Organization:

         As of June 30, 2003, the continuing operations of the Company were comprised primarily of the operation of twelve hotels and a hotel management company which manages hotels for unrelated parties.

Note 3 - Business restructuring:

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

         A brief description of the seven transferred properties is as follows:

            Best Western Cambridge in Cambridge, Ohio (sold May 29, 2003),
            Best Western Kings Quarter, located at the Kings Dominion Amusement
              Park in Doswell, Virginia,
            Days Inn Cambridge in Cambridge, Ohio,
            Days Inn Cincinnati in Sharonville, Ohio,
            Days Inn Kings Island, located near the Kings Island Amusement Park in Mason, Ohio,
            Holiday Inn North Canton in North Canton, Ohio, and
            Red Roof Kings Island, located near the Kings Island Amusement Park in Mason, Ohio.

         The statement of operations does not show a minority interest as a result of this transaction since the minority stockholders have not guaranteed the losses of the properties transferred and therefore the Company has not recognized a minority interest in the operating deficit.

Note 4 - Debt refinancing:

         On June 11, 2003, the Company closed permanent financing on the Holiday Inn - North Canton and the Holiday Inn - Independence properties. The secured notes, totaling $18,850,000, have a maturity date of July 1, 2010, and a fixed annual interest rate of 5.9%. Monthly payments were calculated on the basis of a twenty year amortization of principal and interest.

         Effective June 11, 2003, the Company executed note extension agreements with the Provident Bank for the outstanding balances related to the Cleveland properties that were due August 1, 2003. These agreements extended the maturity dates to January 1, 2004. There were no modifications to any other terms of the notes.

Note 5 - Disposition of property:

         On May 29, 2003, the Company sold the property known as Best Western - Cambridge for cash of $2,200,000. This transaction resulted in a loss of $1,407,256.

Note 6 - Income taxes:

         For the quarter and six months ended June 30, 2003, the Company's tax credit was calculated after giving effect to the business restructuring described above. The principal reason for the larger than expected tax credit relates to deferred state taxes of approximately $1,600,000 that will not be payable as a result of the business restructuring.

Note 7 - Litigation:

         The Company is a party to various legal proceedings. In the opinion of management, these actions are routine in nature and will not have a material adverse effect on the Company's consolidated financial statements in subsequent years.

Note 8 - Subsequent event:

         As of July 28, 2003, the Company entered into an Agreement and Plan of Merger with Janus Acquisition, Inc., a Delaware corporation ("Acquisition"). The merger agreement contemplates that, subject to the approval of the Company's shareholders and other customary closing conditions, the Company will be merged with and into Acquisition, with Acquisition as the surviving corporation. In connection with the Merger Agreement, each holder of the Company's common stock, except for Acquisition, will be entitled to receive $0.65 per share.

         Acquisition was formed by Louis S. Beck and Harry G. Yeaggy, Chairman / Chief Executive Officer, and Vice Chairman, respectively, of the Company for the purpose of taking the Company private. At present, Messrs. Beck and Yeaggy control approximately 70.4% of the Company's issued and outstanding common stock.

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

OVERVIEW

The operations of the Company are comprised primarily of the operations of owned hotels and the Company's management of hotels owned by third parties. In the discussion that follows, "comparable hotels" means only those hotels owned and operated by the Company since January 1, 2002 and still owned and operated as of June 30, 2003.

The Company had net income of $943,795 for the three months ended June 30, 2003 compared to net income of $597,422 for the three months ended June 30, 2002. This change is attributable primarily to the loss on the sale of the Best Western Cambridge property of $1,407,256, the reversal of state deferred taxes due to the business restructuring and weaker results at the other properties. The Company had net income of $186,638 for the six months ended June 30, 2003 compared to a net loss of $1,115,229 for the six months ended June 30, 2002. This change is attributable primarily to the loss on the sale of the Best Western Cambridge property of $1,407,256 offset by the reversal of state deferred tax credits due to the business restructuring.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2002

Room and related services revenue decreased 5.3% to $7,161,084 in 2003 from $7,558,999 in 2002. For comparable hotels: (i) the average daily room rate decreased to $58.92 for 2003 from $62.95 in 2002; (ii) occupancy increased in 2003 to 62.8% from 61.1% in 2002; and (iii) room and related services revenue decreased 4.0% from $7,295,043 in 2002. The Company selectively lowered room rates in order to increase occupancy rates.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues decreased 7.9% to $2,403,563 in 2003 from $2,608,312 in 2002. For comparable hotels food and beverage revenues decreased 7.7% from $2,564,312.

Management fee income decreased 12.8% to $662,549 in 2003 from $760,072 in 2002. This decrease was primarily due to reduced revenues at managed properties.

Total direct operating expenses decreased 1.0% to $4,355,707 in 2003 from $4,401,165 in 2002 but increased as a percentage of room and related services and food and beverage revenues to 45.5% from 43.3%. Total direct operating expenses were flat for comparable hotels.

Occupancy expenses increased less than 0.01% to $1,361,159 from $1,360,963 in 2002. At comparable hotels occupancy expenses increased 2.1%.

General and administrative expenses decreased 3.5% to $2,802,297 in 2003 from $2,904,150 in 2002 but increased as a percentage of total revenues to 26.7% from 26.0%. For comparable hotels general and administrative expenses decreased 3.5%.

Depreciation decreased by $2,751 in 2003 from $986,906 in 2002. For comparable hotels depreciation increased $57,425.

Interest income decreased to $13,151 in 2003 from $98,827 in 2002. This decrease was due to lower available funds and the payoff of a note receivable at the end of 2002.

Interest expense decreased to $924,219 in 2003 from $1,649,093 in 2002. The decrease was attributable to the lower rate on the restructured Cleveland loans beginning in the third quarter of 2002.

For the quarter ended June 30, 2003, the Company's tax credit was calculated after giving effect to the business restructuring described in the footnotes to the consolidated financial statements. The principal reason for the larger than expected tax credit relates to deferred state taxes of approximately $1,600,000 that will not be payable as a result of the business restructuring.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

Room and related services revenue decreased 2.4% to $12,867,025 in 2002 from $13,189,445 in 2002. For comparable hotels: (i) the average daily room rate decreased to $58.03 for 2003 from $61.86 in 2002; (ii) occupancy increased in 2003 to 57.7% from 54.8% in 2002; and (iii) room and related services revenue decreased 1.5% from $12,794,180 in 2002.

Food and beverage revenues decreased 3.2% to $4,597,642 in 2003 from $4,747,653 in 2002. For comparable hotels food and beverage revenues decreased 3.1%.

Management fee income decreased 9.4% to $1,282,831 in 2003 from $1,415,814 in 2002. This decrease is primarily due to reduced revenues at managed properties.

Total direct operating expenses increased 2.3% to $8,310,704 in 2003 from $8,128,111 in 2002 and increased as a percentage of room and related services and food and beverage revenues to 47.6% from 45.3%. This is due to higher front desk and housekeeping payroll costs and promotional costs. Total direct operating expenses increased 3.1% for comparable hotels.

Occupancy expenses increased 0.6% to $2,823,958 from $2,806,399 in 2002. At comparable hotels occupancy expenses decreased 1.5%.

General and administrative expenses decreased 4.3% to $5,396,333 in 2003 from $5,639,008 in 2002 and decreased as a percentage of total revenues to 28.0% from 28.5%. For comparable hotels general and administrative expenses decreased 4.3%.

Depreciation increased by $22,220 in 2003 from $1,960,740 in 2002. For comparable hotels depreciation increased $109,294.

Interest income decreased to $25,142 in 2003 from $219,589 in 2002. This decrease was due to lower available funds and the payoff of a note receivable at the end of 2002.

Interest expense decreased to $2,017,387 in 2003 from $3,292,128 in 2002. The decrease was attributable to the lower rate on the restructured Cleveland loans in the third quarter of 2002.

For the six months ended June 30, 2003, the Company's tax credit was calculated after giving effect to the business restructuring described above. The principal reason for the larger than expected tax credit relates to deferred state taxes of approximately $1,600,000 that will not be payable as a result of the business restructuring.

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased to $97,458,825 at June 30, 2003 from $101,975,670 at December 31, 2002, primarily due to the sale of the Best Western - Cambridge property.

Net cash used in operating activities was $286,362 in the six months ended June 30, 2003 compared to net cash provided from operating activities of $952,582 in the six months ended June 30, 2002. The decrease was primarily the result of the prepayment of insurance premiums.

Net cash provided by investing activities was $936,740 in the six months ended June 30, 2003 compared to cash used in investing activities of $738,438 in the six months ended June 30, 2002. This change was principally attributable to the proceeds from the sale of the Best Western Cambridge property offset by higher capital expenditures. The Company plans to spend an additional $250,000 on capital improvements during the remainder of 2003.

Net cash used in financing activities was $2,058,761 in the six months ended June 30, 2003 compared to $1,840,378 used in financing activities in the six months ended June 30, 2002. The change was the result of higher repayments on long-term borrowings.

On June 11, 2003, the Company closed permanent financing on the Holiday Inn - North Canton and the Holiday Inn - Independence properties. The secured notes, totaling $18,850,000, have a maturity date of July 1, 2010, and a fixed annual interest rate of 5.9%. Monthly payments were calculated on the basis of a twenty year amortization of principal and interest.

Effective June 11, 2003, the Company executed note extension agreements with the Provident Bank for the promissory notes related to the other Cleveland properties that were due August 1, 2003. These agreements extended the maturity dates to January 1, 2004. There were no modifications to any other terms of the notes.

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $2,769,931 during the six months ended June 30, 2003 compared to $3,191,071 for the six months ended June 30, 2002. EBITDA is defined as operating income plus depreciation and amortization. The Company considers this definition of EBITDA to be an indicative measure of the Company's operating performance because it can be used to measure the Company's abilities to service debt, fund capital expenditures and expand its business; such information should not be considered as an alternative to net income, operating profit, cash flows from operations or any other operating or liquidity measure prescribed by generally accepted accounting principles.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $6,500,000, which had $5,321,053 outstanding at June 30, 2003.

The Company's contractual obligations at June 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods have not changed materially since December 31, 2002.

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

                           PART II--OTHER INFORMATION

Items 1 to 5

          None

Item 6 -- Exhibits and Reports on Form 8-K.

     A.   Exhibits

         The following exhibits are filed as part of this report:

        Exhibit No.          Description
        -----------          -----------

        10.40b(1)*           Promissory Note Extension Agreement dated June 11,
                             2003 between The Provident Bank and JAGI
                             Cleveland-Hudson, LLC

        10.40c(1)*           Promissory Note Extension Agreement dated June 11,
                             2003 between The Provident Bank and JAGI
                             Cleveland-Independence, LLC

        10.40d(1)*           Promissory Note Extension Agreement dated June 11,
                             2003 between The Provident Bank and JAGI Montrose
                             West, LLC

        10.41* Promissory Note dated June 11, 2003 between Well Fargo Bank, National Association, and JAGI North Canton, LLC

        10.42* Promissory Note dated June 11, 2003 between Well Fargo Bank, National Association, and JAGI Cleveland - Independence, LLC

        31.1* Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")

        31.2* Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act

        32.1* Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350

        32.2* Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350

         * Filed herewith.

     B.   Reports on Form 8-K

         The following report on Form 8-K was filed during the three months ended June 30, 2003:

             Item Reported                                    Date Reported
             -------------                                    -------------
         Business restructuring                              April 18, 2003

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     JANUS HOTELS AND RESORTS, INC.

Dated:  August 14, 2003              /s/ Richard A. Tonges
        ---------------              ----------------------------------------
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



Date: August 14, 2003
     ------------------

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

Date: August 14, 2003
      ------------------

/s/ Richard A. Tonges
----------------------------------------------

Richard A. Tonges
Chief Financial Officer