Form 10-Q
period 2003-09-30
JANUS HOTELS & RESORTS INC
filed 2003-11-14
CIK 1020359

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       or

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

Number of shares of common stock outstanding as of November 11, 2003: 5,564,005

                         JANUS HOTELS AND RESORTS, INC.

                                    FORM 10-Q

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003



  Part I.        Financial Information                                                 Page No.
                                                                                       --------
  Item 1.        Financial Statements
                   Unaudited Consolidated Balance Sheets As Of September 30, 2003
                      and December 31, 2002                                                3
                   Unaudited Consolidated Statements Of Operations For The Three
                      Months Ended September 30, 2003 and 2002                             4
                   Unaudited Consolidated Statements Of Operations For The Nine
                      Months Ended September 30, 2003 and 2002                             5
                   Unaudited Consolidated Statements Of Cash Flows For The Nine
                      Months ended September 30, 2003 and 2002                             6
                   Notes To Unaudited Consolidated Financial Statements                    7
  Item 2.        Management's Discussion and Analysis Of Financial Condition and
                   Results of Operations                                                   10
  Part II.       Other Information                                                         14
                 Signature Page                                                            14

                          JANUS HOTELS AND RESORTS, INC.
                       UNAUDITED CONSOLIDATED BALANCE SHEETS
                  AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                                                          September 30,         December 31,
                                                                                               2003              2002
                                                                                          -------------         -------------
                                      ASSETS
Current assets:
   Cash and cash equivalents                                                              $   2,858,810         $   4,783,353
   Restricted cash                                                                            1,777,522             1,274,163
   Accounts receivable                                                                        2,074,437             2,139,165
   Other current assets                                                                         934,276               191,668
                                                                                          -------------         -------------
     Total current assets                                                                     7,645,045             8,388,349
                                                                                          -------------         -------------

Property and equipment, net                                                                  77,816,461            82,384,819
Goodwill, net                                                                                      --               7,133,384
Replacement reserve                                                                           1,797,041             2,535,637
Other assets                                                                                  1,682,425             1,533,481
                                                                                          -------------         -------------
                                                                                          $  88,940,972         $ 101,975,670
                                                                                          =============         =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term debt                                                                        $   3,992,708         $   4,547,850
   Current portion of long-term debt                                                         16,874,547            36,907,239
   Accounts payable                                                                           2,359,978             2,554,789
   Accrued expenses                                                                           2,307,899             2,199,444
                                                                                          -------------         -------------
     Total current liabilities                                                               25,535,132            46,209,322
                                                                                          -------------         -------------

Long-term debt, net of current portion                                                       44,921,284            28,631,305
Deferred tax liabilities                                                                      1,716,000             3,999,000

Stockholders' equity:
   Preferred stock, series B; par value $0.01 per share; 20,000 shares authorized;
    3,100 shares issued and outstanding                                                              31                    31
   Common stock, par value  $0.01 per share; 15,000,000 shares authorized;
     11,804,518 shares issued                                                                   118,046               118,046
   Additional paid-in capital                                                                34,645,991            34,645,991
   Accumulated deficit                                                                      (12,614,345)           (6,246,858)
   Treasury stock, 6,240,513 common shares, at cost                                          (5,381,167)           (5,381,167)
                                                                                          -------------         -------------
     Total stockholders' equity                                                              16,768,556            23,136,043
                                                                                          -------------         -------------
                                                                                          $  88,940,972         $ 101,975,670
                                                                                          =============         =============

            See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                      2003                 2002
                                                                 ------------         ------------
Revenues:
   Room and related services                                     $  9,057,575         $  9,215,941
   Food and beverage                                                2,709,738            2,616,488
   Management fees                                                    875,589              739,409
   Other                                                              298,285              269,163
                                                                 ------------         ------------
     Total revenues                                                12,941,187           12,841,001
                                                                 ------------         ------------

Operating expenses:
   Direct:
     Room and related services                                      2,230,175            2,248,790
     Food and beverage                                              2,149,066            2,156,332
     Selling                                                          704,300              647,837
                                                                 ------------         ------------
       Total direct expenses                                        5,083,541            5,052,959
                                                                 ------------         ------------
   Occupancy expenses                                               1,479,366            1,644,423
   General and administrative expenses                              3,181,663            3,126,159
   Depreciation                                                       920,996              992,409
   Amortization                                                        45,837               36,280
   Goodwill impairment                                              7,133,384                 --
   (Gain) from sale of property                                          --                (58,827)
                                                                 ------------         ------------
       Total operating expenses                                    17,844,787           10,793,403
                                                                 ------------         ------------

Operating income (loss)                                            (4,903,600)           2,047,598

Other income (expense):
   Interest expense                                                (1,085,582)          (1,378,377)
   Interest income                                                    125,018              110,091
   Gain from debt settlement                                             --              5,787,088
   Other                                                                 --                 48,094
                                                                 ------------         ------------
Income (loss) from continuing operations before income taxes       (5,864,164)           6,614,494

Provision for income taxes                                            533,000            2,778,000
                                                                 ------------         ------------
Income (loss) from continuing operations                           (6,397,164)           3,836,494
Gain on disposal of discontinued operations, net of taxes              17,414               29,691
                                                                 ------------         ------------
Net income (loss)                                                  (6,379,750)           3,866,185
Less preferred dividend requirement                                    58,125               58,125
                                                                 ------------         ------------
Net income (loss) applicable to common stock                     $ (6,437,875)        $  3,808,060
                                                                 ============         ============

Basic income per common share:

   Income (loss) from continuing operations                      $      (1.16)        $       0.55
   Gain on disposal of discontinued operations                           --                   --
                                                                 ------------         ------------
   Net income(loss)                                              $      (1.16)        $       0.55
                                                                 ============         ============

Diluted income per common share:

   Income (loss) from continuing operations                      $      (1.16)        $       0.55
   Gain on disposal of discontinued operations                           --                   --
                                                                 ------------         ------------
   Net income(loss)                                              $      (1.16)        $       0.55
                                                                 ============         ============

Weighted average common shares:

   Basic                                                            5,564,005            6,889,075
                                                                 ============         ============
   Diluted                                                          5,564,005            6,889,075
                                                                 ============         ============

            See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                                         2003                 2002
                                                                    ------------         ------------
Revenues:
   Room and related services                                        $ 21,924,600         $ 22,405,386
   Food and beverage                                                   7,307,380            7,364,141
   Management fees                                                     2,158,420            2,155,223
   Other                                                                 851,713              680,840
                                                                    ------------         ------------
     Total revenues                                                   32,242,113           32,605,590
                                                                    ------------         ------------

Operating expenses:
   Direct:
     Room and related services                                         5,687,685            5,585,238
     Food and beverage                                                 5,766,282            5,796,283
     Selling                                                           1,940,278            1,799,549
                                                                    ------------         ------------
       Total direct expenses                                          13,394,245           13,181,070
                                                                    ------------         ------------
   Occupancy expenses                                                  4,303,324            4,450,822
   General and administrative expenses                                 8,577,996            8,765,167
   Depreciation                                                        2,903,956            2,953,149
   Amortization                                                          110,221              128,541
   Goodwill impairment                                                 7,133,384                 --
   (Gain) loss from sale of property                                   1,407,256              (58,827)
                                                                    ------------         ------------
       Total operating expenses                                       37,830,382           29,419,922
                                                                    ------------         ------------

Operating income (loss)                                               (5,588,269)           3,185,668

Other income (expense):
   Interest expense                                                   (3,102,969)          (4,670,505)
   Interest income                                                       150,160              329,680
   Gain from debt settlement                                                --              5,787,088
   Other                                                                    --                 (1,496)
                                                                    ------------         ------------
Income (loss) from continuing operations before income taxes          (8,541,078)           4,630,435

Provision (credit) for income taxes                                   (2,307,000)           1,944,000
                                                                    ------------         ------------
Income (loss) from continuing operations                              (6,234,078)           2,686,435
Gain on disposal of discontinued operations, net of taxes                 40,966               64,521
                                                                    ------------         ------------
Net income (loss)                                                     (6,193,112)           2,750,956
Less preferred dividend requirement                                      174,375              174,375
                                                                    ------------         ------------
Net income (loss) applicable to common stock                        $ (6,367,487)        $  2,576,581
                                                                    ============         ============

Basic income (loss) per common share:

   Income (loss) from continuing operations                         $      (1.15)        $       0.35
   Gain on disposal of discontinued operations                              0.01                 0.01
                                                                    ------------         ------------
   Net income (loss)                                                $      (1.14)        $       0.36
                                                                    ============         ============

Diluted income (loss) per common share:

   Income (loss) from continuing operations                         $      (1.15)        $       0.35
   Gain on disposal of discontinued operations                              0.01                 0.01
                                                                    ------------         ------------
   Net income (loss)                                                $      (1.14)        $       0.36
                                                                    ============         ============

Weighted average common shares:

   Basic                                                               5,564,005            7,178,337
                                                                    ============         ============
   Diluted                                                             5,564,005            7,178,337
                                                                    ============         ============

            See notes to unaudited consolidated financial statements.

                         JANUS HOTELS AND RESORTS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002


                                                                                                      2003              2002
                                                                                                 ------------      ------------
Operating activities:
Net income (loss)                                                                                $ (6,193,112)     $  2,750,956
Adjustments to reconcile net income  to net cash provided by (used in) operating activities:
   Depreciation                                                                                     2,903,956         2,953,149
   Amortization of intangible assets                                                                  110,221           128,541
   Deferred taxes                                                                                  (2,283,000)        1,612,000
   Debt settlement                                                                                       --          (5,787,088)
   Goodwill impairment                                                                              7,133,384              --
   (Gain) loss on sale of property                                                                  1,407,256           (58,827)
   Loss on note settlement                                                                               --              99,590
   Minority interest settlement                                                                          --             (98,094)
Changes in operating assets and liabilities:
   Accounts receivable                                                                                 64,728          (799,406)
   Other current assets                                                                              (753,128)            9,950
   Replacement reserve                                                                                738,596         1,145,523
   Other asset                                                                                       (315,013)         (303,181)
   Accounts payable and accrued expenses                                                             (335,499)          186,343
                                                                                                 ------------      ------------
      Net  cash provided by operating activities                                                    2,478,389         1,839,456
                                                                                                 ------------      ------------
Investing activities:
Purchases of property and equipment                                                                (1,633,343)       (1,195,810)
Proceeds from sale of property                                                                      2,206,000         2,577,908
Collections of notes receivable                                                                          --             266,018
                                                                                                 ------------      ------------
      Net cash provided by (used in) investing activities                                             572,657         1,648,116
                                                                                                 ------------      ------------
Financing activities:
Dividends paid                                                                                       (174,375)         (174,375)
Decrease (Increase) in restricted cash                                                               (503,359)        2,676,208
Repurchase of common stock                                                                               --          (1,949,088)
Proceeds from short-term borrowings                                                                 1,244,701        34,919,843
Repayments of short-term borrowings                                                                (1,799,843)       (1,724,952)
Proceeds from refinancing                                                                          18,850,000              --
Repayments of long-term borrowings                                                                (22,592,713)      (41,451,914)
Other                                                                                                    --                 483
                                                                                                 ------------      ------------
      Net cash used in financing activities                                                        (4,975,589)       (7,703,795)
                                                                                                 ------------      ------------

Decrease in cash and cash equivalents                                                              (1,924,543)       (4,216,223)

Cash and cash equivalents, beginning of period                                                      4,783,353         7,097,345
                                                                                                 ------------      ------------
Cash and cash equivalents, end of period                                                         $  2,858,810      $  2,881,122
                                                                                                 ============      ============

Supplemental disclosure of cash flow data:
Interest paid                                                                                    $  3,074,654      $  3,085,775
                                                                                                 ============      ============
Taxes paid                                                                                       $    304,200      $    104,020
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

          In the opinion of management, these unaudited, consolidated financial statements contain all of the adjustments (normal and recurring in nature) necessary to present fairly the consolidated financial position of the Company at September 30, 2003 and the consolidated results of operations and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002. The results of operations for the periods presented may not be indicative of those which may be expected for the full year.

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

          There were no grants of stock options during the first nine months of 2003 or the year ended December 31, 2002. The weighted average fair value at date of grant for options granted during 2001 was $0.97. The fair value of options at the date of grant was estimated using the Black-Scholes model with the following assumptions: (i) expected life
          - 5 years; (ii) interest rate - 3.0%; (iii) volatility - 78%; and,
          (iv) dividend yield - 0%. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for the award in 2001 consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's pro forma net income for the quarter and nine months ended September 30, 2003 would not have changed, and the pro forma net income for the quarter ended September 30, 2002 would have been $3,856,360, or $0.55 per common share and the pro forma net income for the nine months ended September 30, 2002 would have been $2,721,481, or $0.35 per common share.

          Accounting pronouncements: In January 2003 the FASB issued FASB Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), an interpretation of Accounting Research Bulletin No. 51. FIN 46 clarifies the application for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). It applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not expect FIN 46 to have a material impact on its consolidated financial statements.

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

Note 2 -- Organization:

          As of September 30, 2003, the continuing operations of the Company were comprised primarily of the operation of twelve hotels and a hotel management company which manages hotels for unrelated parties.

Note 3 - Business restructuring:

          Effective April 18, 2003, the Company restructured its business by transferring seven of its thirteen owned hotel properties to a newly formed corporation controlled by the Company, JAGI Subsidiary, Inc. ("JAGI"). The Company continues to own six hotel properties and maintains a hotel management business. JAGI is a consolidated subsidiary for accounting purposes. Accordingly, the Company does not anticipate that the transaction will have a material effect on the financial condition or financial statements of the Company, other than the creation of a minority interest when JAGI becomes profitable.

          The transferred properties were valued at $13,242,032, net of the aggregate indebtedness of $19,107,968 to which they were subject. In exchange for the transfer, the Company received voting preferred stock of JAGI representing 79% of the aggregate voting stock of JAGI, and having a liquidation preference of $13,242,032. The preferred stock has a cumulative annual dividend of 5% of the liquidation preference, payable to the extent of 25% of the positive change in cash and cash equivalents of JAGI for the applicable fiscal year. The preferred stock is redeemable by JAGI, at its option, after January 1, 2013. After January 1, 2008, the preferred stock is mandatorily redeemable by JAGI at the election of holders of two thirds of the shares of preferred stock.

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

          The statement of operations does not show a minority interest as a result of this transaction since the minority stockholders have little net capital invested and have not guaranteed the losses of the properties transferred. Therefore, the Company has not recognized a minority interest in the net loss of approximately $16,000.

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

Note 6 - Income taxes:

          For the quarter ended September 30, 2003, the Company's tax provision was calculated using an effective income tax rate of 42%.

          For the nine months ended September 30, 2003, the Company's tax credit was calculated after giving effect to the business restructuring described above. The principal reason for the larger than expected tax credit relates to deferred state taxes of approximately $1,600,000 that will not be payable as a result of the business restructuring.

Note 7 - Merger agreement and goodwill impairment:

          As of July 28, 2003, the Company entered into an Agreement and Plan of Merger with Janus Acquisition, Inc., a Delaware corporation ("Acquisition"). The merger agreement contemplates that, subject to the approval of the Company's stockholders and other customary closing conditions, the Company will be merged with and into Acquisition, with Acquisition as the surviving corporation. In connection with the Merger Agreement, each holder of the Company's common stock, except for Acquisition, will be entitled to receive $0.65 per share. Such stockholders will then have no continuing interest in the operations of the Company.

          Acquisition was formed by Louis S. Beck and Harry G. Yeaggy, Chairman / Chief Executive Officer, and Vice Chairman, respectively, of the Company for the purpose of taking the Company private. At present, Messrs. Beck and Yeaggy control approximately 70.4% of the Company's issued and outstanding common stock, which assures the approval of the merger agreement when it is voted upon by the Company's stockholders.

          The acceptance of the merger agreement by the board of directors was a triggering event for the evaluation of the goodwill in the Company and indicated a new value for the entire Company. The acceptance of the offer indicated that the value of the goodwill was diminished. A charge for $7,133,384 was made in the quarter ended September 30, 2003 to reflect the impairment of the value of goodwill. There is no tax effect for this charge since the Company's goodwill is not deductible for tax purposes.

          The acceptance of the merger also represented a triggering event for the evaluation of impairment under SFAS No. 144 of the properties used in the business. A calculation was performed by management to assess the future undiscounted cash flow from the properties. The results of that calculation indicated that the undiscounted cash flow from the properties exceeded the carrying value of those properties, therefore no impairment is indicated.

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

OVERVIEW

The operations of the Company are comprised primarily of the operations of owned hotels and the Company's management of hotels owned by third parties. In the discussion that follows, "Comparable Hotels" means only those hotels owned and operated by the Company since January 1, 2002 and still owned and operated as of September 30, 2003. There were no new hotels added since January 1, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Room and related services revenue decreased 1.7% to $9,057,575 in 2003 from $9,215,941 in 2002. For Comparable Hotels: (i) the average daily room rate decreased to $65.58 for 2003 from $66.76 in 2002; (ii) occupancy increased in 2003 to 72.3% from 69.7% in 2002; and (iii) room and related services revenue increased 1.8% from $8,901,534 in 2002. The Company selectively lowered room rates in order to maintain or increase occupancy rates at or above 2002 levels.

Food and beverage revenues are principally a function of the number of guests who stay at each owned hotel, local walk-in business and catering sales. These revenues increased 3.6% to $2,709,738 in 2003 from $2,616,488 in 2002. For
Comparable Hotels, food and beverage revenues increased 5.6% from $2,567,236 in 2002.

Management fee income, which is based on a percentage of revenue or a fixed fee, increased 18.4% to $875,589 in 2003 from $739,409 in 2002. This increase is primarily due to an increase in the number of properties under management and improved revenues at the managed properties.

Total direct operating expenses increased 0.6% to $5,083,541 in 2003 from $5,052,959 in 2002 and increased as a percentage of room and related services and food and beverage revenues to 43.2% from 42.7%. Total direct operating expenses increased 3.0% for Comparable Hotels.

Occupancy expenses decreased 10.0% to $1,479,366 from $1,644,423 in 2003. At Comparable Hotels, occupancy expenses decreased 7.8%.

General and administrative expenses increased 1.8% to $3,181,663 in 2003 from $3,126,159 in 2002 and increased as a percentage of total revenues to 24.6% from 24.4%. This increase is primarily attributable to certain professional and legal fees related to the merger agreement. Excluding these costs, general and administrative expenses would have decreased 4.8%. For Comparable Hotels and excluding merger expenses, general and administrative expenses decreased 3.6%.

Depreciation decreased by $71,413 in 2003 from $992,409 in 2002. For Comparable Hotels, depreciation decreased $22,974.

The acceptance of the merger agreement by the board of directors was a triggering event for the evaluation of the goodwill in the Company and indicated a new value for the entire Company. The acceptance of the offer indicated that the value of the goodwill was diminished. A charge for $7,133,384 was made to reflect the impairment of the value of goodwill. There is no tax effect for this charge since the Company's goodwill is not deductible for tax purposes.

Interest income increased to $125,018 in 2003 from $110,091 in 2002. This increase is due to interest on the notes from Messrs. Beck and Yeaggy for the JAGI Subsidiary, Inc. common stock acquired by them in connection with the restructuring of the Company effective April 18, 2003 offset by lower available funds for investment.

Interest expense decreased to $1,085,582 in 2003 from $1,378,377 in 2002. The decrease was attributable to the restructuring of debt for four properties near Cleveland, Ohio, the reduction of subordinated debt in December 2002, the pay-off of debt related to a property sold in the second quarter of 2003 and scheduled amortization.

In 2002, the Company recorded a gain of $5,787,088 from the settlement of mortgage debt for four properties near Cleveland, Ohio.

In the three months ended September 30, 2003 and 2002, the Company recorded gains, net of tax, from discontinued operations of $17,414 and $29,691, respectively. In April 1998, the Company sold its oil and gas services operations and reported the transaction as a discontinued operation. The consideration for the sale included a $500,000 note. As of December 31, 1999, management, based on representations from the debtor, concluded that the note was not collectible and the write-off was reported as a discontinued operation consistent with the reporting of the original transaction. Collections in respect of this note subsequent to the write-off have been reported as gains from discontinued operations.

The Company used an effective tax rate of 42% for federal and state taxes to calculate its tax provision for the three months ended September 30, 2003.

The Company had a net loss of $6,397,750 for the three months ended September 30, 2003 compared to net income of $3,866,185 for the three months ended September 30, 2002. This change is attributable primarily to the goodwill impairment in 2003 and the after tax effect of the gain from debt settlement.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Room and related services revenue decreased 2.2% to $21,924,600 in 2003 from $22,405,386 in 2002. For Comparable Hotels: (i) the average daily room rate decreased to $60.97 for 2003 from $63.78 in 2002; (ii) occupancy increased in 2003 to 62.6% from 59.8% in 2002; and (iii) room and related services revenue decreased 0.2% to $21,662,252 from $21,695,714 in 2002.

Food and beverage revenues decreased 0.8% to $7,307,380 in 2003 from $7,364,141 in 2002. For Comparable Hotels, food and beverage revenues was flat compared to 2002.

Management fee income, which is based on a percentage of revenue or a fixed fee, increased 0.2% to $2,158,420 in 2003 from $2,155,223 in 2002.

Total direct operating expenses increased 1.6% to $13,394,245 in 2003 from $13,181,070 in 2002 and increased as a percentage of room and related services and food and beverage revenues to 45.8% from 44.3%. Total direct operating expenses increased 3.0% for Comparable Hotels.

Occupancy expenses decreased 3.3% to $4,303,324 in 2003 from $4,450,822 in 2002. At Comparable Hotels, occupancy expenses decreased 2.0%.

General and administrative expenses decreased 2.1% to $8,577,996 in 2003 from $8,765,167 in 2002 and decreased as a percentage of total revenues to 26.6% from 26.9%. Excluding certain professional and legal fees related to the merger agreement, general and administrative expenses decreased 5.1%. For Comparable Hotels and excluding merger expenses, general and administrative expenses increased 4.6%.

Depreciation decreased by $49,193 in 2003 from $2,953,149 in 2002. For Comparable Hotels, depreciation increased $30,694.

The acceptance of the merger agreement by the board of directors was a triggering event for the evaluation of the goodwill in the Company and indicated a new value for the entire Company. The acceptance of the offer indicated that the value of the goodwill was diminished. A charge for $7,133,384 was made to reflect the impairment of the value of goodwill. There is no tax effect for this charge since the Company's goodwill is not deductible for tax purposes.

Interest income decreased to $150,160 in 2003 from $329,680 in 2002. This decrease is due to lower available funds for investment offset by interest on the notes from Messrs. Beck and Yeaggy for the JAGI Subsidiary, Inc. common stock acquired by them in connection with the restructuring of the Company effective April 18, 2003.

Interest expense decreased to $3,102,969 in 2003 from $4,670,505 in 2002. The decrease was attributable to the restructuring of debt for four properties near Cleveland, Ohio, the reduction of subordinated debt in December 2002, the pay-off of debt related to a property sold in the second quarter of 2003 and traditional amortization.

In 2002, the Company recorded a gain of $5,787,088 from the settlement of mortgage debt for four properties near Cleveland, Ohio.

In the nine months ended September 30, 2003 and 2002, the Company recorded gains, net of tax, from discontinued operations of $40,966 and $64,521, respectively. In April 1998, the Company sold its oil and gas services operations and reported the transaction as a discontinued operation. The consideration for the sale included a $500,000 note. As of December 31, 1999, management, based on representations from the debtor, concluded that the note was not collectible and the write-off was reported as a discontinued operation consistent with the reporting of the original transaction. Collections in respect of this note subsequent to the write-off have been reported as gains from discontinued operations.

For the nine months ended September 30, 2003, the Company's tax credit was calculated after giving effect to the business restructuring described above. The principal reason for the larger than expected tax credit relates to deferred state taxes of approximately $1,600,000 that will not be payable as a result of the business restructuring.

The Company had a net loss of $6,193,112 for the nine months ended September 30, 2003 compared to net income of $2,750,956 for the nine months ended September 30, 2002. This change is attributable primarily to the goodwill impairment in 2003 and the after tax effect of the gain from debt settlement in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Total assets decreased to $88,940,972 at September 30, 2003 from $101,975,670 at December 31, 2002.

Net cash provided by operating activities increased to $2,478,389 in the nine months ended September 30, 2003 from $1,839,456 in the nine months ended September 30, 2002. The increase is primarily the result of the lower operating loss, which excludes the goodwill impairment, the loss on the sale of property and deferred taxes in 2003 and the gain from restructured debt, the gain from the sale of property and deferred taxes in 2002, for the nine months ended September 30, 2003 offset by the net decrease in operating assets and liabilities. Excluding the previously mentioned items, the Company had operating income of $64,528 in 2003 compared to an operating loss of $1,482,959 in 2002.

Net cash provided by investing activities was $572,657 in the nine months ended September 30, 2003 compared to cash provided by investing activities of $1,648,116 in the nine months ended September 30, 2002. This change is attributable to the higher capital expenditures in 2003, lower proceeds from the sale of properties in 2003 and the pay-off of the notes receivable in December 2002. The Company plans to spend an additional $163,000 on capital improvements during the remainder of 2003.

Net cash used in financing activities was $4,975,589 in the nine months ended September 30, 2003 compared to $7,703,795 used in financing activities in the nine months ended September 30, 2002. This change resulted from the reduced cash used in net short and long term borrowings, no purchase of common stock in 2003 and the increase in restricted cash in 2003.

The Company maintains a number of commercial banking relationships and maintains aggregate lines of credit totaling $6,500,000, which had $3,992,708 outstanding at September 30, 2003.

The Company's contractual obligations at September 30, 2003, and the effect such obligations are expected to have on its liquidity and cash flow in future periods have not changed materially since December 31, 2002.

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

ITEM 4 - CONTROLS and PROCEDURES

In accordance with the Securities Exchange Act Rules 13a-15 and 15d-15, the Company's management, under the supervision of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of the Company's disclosure controls and procedures were effective. There have been no significant changes in internal controls over financial reporting or in other factors that could significantly affect internal controls over financial reporting subsequent to the date of such evaluation.

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

          *  Filed herewith.

     B.   Reports on Form 8-K

          The reports on Form 8-K filed during the three months ended September 30, 2003 were as follows:

                 Item Reported                                                       Date of Report
                 ------------------------------------------------------------     ----------------------
                 Agreement and Plan of Merger with Janus Acquisition, Inc.            July 28, 2003



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   JANUS HOTELS AND RESORTS, INC.

Dated:  November 14, 2003          /s/ Richard A. Tonges
        -----------------          -------------------------------------------
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

Date: November 14, 2003


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

Date: November 14, 2003


/s/ Richard A. Tonges
----------------------------------------------
Richard A. Tonges
Chief Financial Officer